Form 10-K
AMERICAN EXPLORATION CO
filed 1995-03-31
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         Commission file number 0-11871

                          AMERICAN EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                               74-2086890
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      1331 LAMAR, SUITE 900
         HOUSTON, TEXAS                                           77010
(Address of Principal Executive Offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 756-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED

Common Stock, $.05 par value                           American Stock Exchange

Depositary Shares, each representing a                 American Stock Exchange
1/200 interest in a share of $450
Cumulative Convertible Preferred Stock,
Series C, par value $1.00 per share


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1995, there were outstanding 118,144,275 shares of the Company's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Company was $99,425,380 based on the closing price on March 15, 1995 as reported on the American Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the 1995 Annual Meeting of Stockholders of the Company, which will be filed within 120 days of December 31, 1994, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                    PART I

Item 1.   Business  ..................................................        1
Item 2.   Properties  ................................................        9
Item 3.   Legal Proceedings  .........................................       14
Item 4.   Submission of Matters to a Vote of Security Holders  .......       14

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................       15
Item 6.   Selected Financial Data.....................................       16
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................       17
Item 8.   Financial Statements and Supplementary Data.................       23
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................       23

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........       24
Item 11.  Executive Compensation......................................       24
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................       24
Item 13.  Certain Relationships and Related Transactions..............       24

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    25

                                    PART I
ITEM 1.   BUSINESS

GENERAL

      American Exploration Company ("American" or the "Company") is an independent company engaged in oil and gas development, production and exploration operations. The Company's operating activities are primarily concentrated in three geographic areas of the United States: the onshore Gulf Coast region of Texas and Louisiana; the Permian Basin of West Texas; and offshore in the Gulf of Mexico.

      At December 31, 1994, the Company had proved reserves of 40.8 million barrels of oil equivalent ("MMBOE"), an increase of 75% over proved reserves at year-end 1993. On a BOE basis, approximately 76% of the Company's proved reserves at year-end 1994 were natural gas. All equivalent reserve measures herein are calculated based on a conversion factor of six thousand cubic feet
(Mcf) of gas to one barrel (Bbl) of oil.

      American's growth in reserves during the year reflects the replacement of approximately 540% of 1994 production. Approximately 22.9 MMBOE of proved reserves were added through acquisition of interests held by investors in a series of institutional programs managed by American. An additional 2.3 MMBOE of proved reserves were added through development, recompletions, workovers and exploration activities, offset by net downward reserve revisions of 3.9 MMBOE due to lower gas prices and revised estimates of reserves attributable to several fields.

      At December 31, 1994, American had interests in 1,239 net oil and gas wells and approximately 284,000 net developed acres. Of the Company's total proved reserves, 62% are located in the ten largest fields based on proved reserves, of which seven are operated by American. Overall, American operates fields which represent 71% of total proved reserves. In addition, the Company had interests in approximately 170,000 net undeveloped acres under domestic leases and approximately 75,000 miles of domestic seismic data.

      American was incorporated in Delaware in 1980. The Company's principal executive offices are located at 1331 Lamar, Suite 900, Houston, Texas, 77010, where its telephone number is (713) 756-6000.

AMERICAN'S GROWTH STRATEGY

      American's growth strategy is to increase production, reserves and cash flow primarily through the development and exploitation of existing properties and the acquisition of properties in the Company's focus areas where American can utilize its technical and operating capabilities to add value through lower operating costs per unit of production and the development of additional reserves. To complement its development, exploitation and acquisition activities, American's strategy also includes selective participation in exploration projects. To enhance operating focus, reduce costs per unit of production and increase profit margins, American also actively sells marginal and non-strategic properties.

      To implement its growth strategy, American's oil and gas operating and technical group (geologists, geophysicists, production and reservoir engineers and land personnel) is organized into three geographic teams, each responsible for one of the Company's primary operating areas. American believes that an integrated team approach leads to greater efficiency and long-term performance, particularly in the area of identifying and pursuing new projects.

      During 1994, American's primary emphasis was to (1) increase production and cash flow through development activities on several fields, (2) develop an inventory of projects with significant reserve potential and (3) to complete the acquisition and consolidation of reserve interests held by partners in eight institutional programs managed by the Company.

                                       1

DEVELOPMENT, EXPLOITATION AND EXPLORATION

      The development component of American's strategy involves the drilling of development wells, recompletions of existing wells into new zones, workovers of existing wells and facilities work to increase production or reduce costs. Development projects generally involve low risk activity and relate to enhancing the value of reserves already classified as proved.

      American also has an active exploitation program which includes drilling projects, workovers and recompletions located primarily in or near oil and gas fields in the Company's three principal operating areas. Typically, the drilling projects involve properties in which the Company has an existing lease or acquires an interest in a lease and with respect to which, in the judgment of the Company based on its interpretation and evaluation of existing data, the drilling of a successful well may add significant production and reserves, but with somewhat greater risk than normal development activities. In identifying and pursuing such projects, the Company utilizes 3-D seismic data and other geological and geophysical techniques to reduce the risk of drilling dry holes. American has also developed expertise in the use of horizontal drilling technology to enhance reserve recovery from water-drive reservoirs.

      During 1994, American drilled 95 gross (33.00 net) development and exploitation wells, of which 89 gross (31.52 net) were successful. The Company also performed 70 workovers and recompletions.

      During 1994, significant development and exploitation projects were initiated in the Brazos 440-L block, located offshore in the Gulf of Mexico, the Sawyer Field in West Texas and the West McAllen Unit in South Texas. At Brazos, where American has a 46% working interest, development, workovers and recompletions increased the net production from these blocks to 7.6 MMcf per day as of year-end 1994 compared to year-end 1993 levels of 1.2 MMcf per day. In late 1994, American purchased leasehold interests ranging from 50-75% in eight offshore blocks adjacent to the Company's existing Brazos 440L and 446 blocks. American plans to participate in an area wide 3-D seismic survey in 1995 which is expected to lead to further development drilling and the identification of exploration prospects in and around the Company's leases. In the West McAllen Field, recompletions of existing wells and the drilling of two development wells based on 3-D seismic data increased net production from .3 MMcf per day as of year-end 1993 to approximately 3.2 MMcf per day as of year-end 1994. Since year-end, one additional development well has been completed. At the Sawyer Field, which currently represents 27% of American's total proved reserves, 43 development wells and 20 recompletion, workover and facility projects were completed in 1994. This activity and an increase in working interest ownership from 12.5% to 56% increased net production from American's leases at the Sawyer Field from 4.0 MMcf per day at year-end 1993 to 19.8 MMcf per day at year-end 1994. American holds a large inventory of proved undeveloped drilling locations on its acreage and believes there are a large number of additional potential in-fill and step-out drilling locations which would be economic at higher gas prices.

      American's exploration strategy is to allocate a relatively small percentage of its budget to projects where the Company can leverage its operating experience, leasehold position and seismic database to participate in projects with significant reserve potential relative to investment. Where possible, American uses industry partners to reduce risk and leverage returns through promotes. During 1994, American drilled six gross (1.25 net) exploratory wells, of which three gross (.14 net) resulted in discoveries.

ACQUISITIONS

      Historically, American has been an active acquiror of reserves having made approximately $930 million in acquisitions between 1983 and 1991, a majority of which was funded through institutional partnerships. Since 1992, the Company's acquisition strategy has been to pursue selective acquisitions within the Company's three domestic operating areas. The Company's approach is to identify fields in geologically complex areas where it can use 3-D seismic data or horizontal drilling to attempt to locate, develop and exploit additional reserves and add value. The Company also seeks acquisitions in fields where it currently owns an interest to increase its net ownership or gain operating control. Following this strategy, the Company made six small acquisitions in 1994, including acquiring additional interests of existing fields, for an aggregate of $3.3 million.

                                       2

The largest of these acquisitions was the purchase of a 30% working interest in the Provident City Field, located in Lavaca County, Texas, for $1.6 million.

      The most significant acquisition for American during 1994 was the acquisition of 22.9 MMBOE of proved oil and gas reserves held by investors in a series of institutional programs (the "APPL Consolidation"), which the Company managed but held a relatively small percentage, typically 13%. The consideration paid for the acquisition of the APPL interests was a combination of $31.1 million in cash and 42.7 million shares of the Company's common stock. In addition to the reserves acquired, American eliminated $13.6 million of nonrecourse debt in conjunction with the repurchases of notes issued by and net profits interests in the APPL Programs structured as secured debt financings (the "APPL Debt Programs"). In early 1995, the Company repurchased the remaining two investors' interests in the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of 3.4 million shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. The APPL Consolidation, in addition to increasing proved reserves and production, has provided American with the benefit of increasing its interest in a number of properties that it currently operates, thereby providing greater control over development and operating activities and creating cost efficiencies in terms of production and overhead costs per unit of production.

       In addition to the acquisition of its interests in certain APPL Programs by American, New York Life Insurance Company ("New York Life"), has agreed to transfer certain of its APPL Program interests not acquired in the APPL Consolidation to ANCON Partnership Ltd. ("ANCON"), a partnership formed at the end of 1993 between the Company and a subsidiary of New York Life. The transfer of New York Life's APPL Program interests to ANCON is expected to occur in early 1995 with the Company acquiring a 1% interest in such properties at that time. American has the option to acquire up to an additional 19% interest, which represents approximately 2.0 MMBOE of proved reserves as of December 31, 1994, within six months of the transfer.

OTHER CURRENT YEAR DEVELOPMENTS

      At the Company's annual meeting held in June 1994, stockholders approved an increase in the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The increase in authorized shares allowed the Company to privately issue 1.5 million shares of common stock in August 1994, resulting in proceeds of $2.1 million. The proceeds were used to fund various development projects and provide additional working capital. The increased authorized shares also enabled American to issue the necessary shares of common stock required to complete the APPL Consolidation, after obtaining stockholder approval at a special meeting held in November 1994.

      In December 1994, the Company entered into a new long-term revolving bank credit agreement which amended and restated the bank credit agreement previously in effect. The borrowing base under the new bank credit facility is currently $65.0 million, up from $30.0 million at year-end 1993. In April 1994, New York Life extended to the Company a $40.0 million nonrecourse secured credit facility ("bridge facility"), which provided interim financing for the cash portion of the APPL Consolidation. Subsequent to year-end 1994, the bridge facility was refinanced with borrowings under the Company's bank credit facility.

REGULATION

      The following discussion of the regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of the Company may be subject.

      FEDERAL REGULATION OF NATURAL GAS. The sale and transportation of natural gas in interstate commerce are regulated under various federal laws including, but not limited to, the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), both of which are administered by the Federal Energy Regulatory Commission ("FERC"). Under these acts, producers and marketers have historically been required to obtain from the FERC certificates to make so-called "first sales" and abandonment authority to discontinue

                                       3

such sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in price deregulation of most new gas production and, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to first sales, including price controls and certificate and abandonment authority regulations, were terminated on January 1, 1993. FERC jurisdiction over transportation and over sales other than first sales has not been affected.

      Commencing in the mid-1980's, the FERC promulgated several orders designed to make gas markets more competitive by, among other things, inducing or requiring interstate natural gas pipeline companies to provide transportation services on an open and nondiscriminatory basis. These orders have had a profound influence upon natural gas markets in the United States and have, among other things, fostered the development of a large spot market for gas.

      In April 1992, the FERC issued the latest in this series of orders, Order No. 636. Order No. 636 further restructured the sales and transportation services provided by interstate pipeline companies. The FERC considered these changes necessary to improve the competitive structure between interstate pipelines and other gas merchants, including producers, and to create a regulatory framework that would put gas sellers into more direct contractual relations with gas buyers than has historically been the case. Order No. 636 was implemented on a pipeline-by-pipeline basis through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that producers of natural gas may secure services from the most economical source, whether interstate pipelines or other parties. As a result, in many instances, interstate pipelines are no longer wholesalers of natural gas, but instead, provide only natural gas storage and transportation services. In response to numerous requests that the FERC grant a rehearing of Order No. 636, the FERC issued Order Nos. 636-A and 636-B, which largely confirmed Order No. 636. Numerous petitions seeking judicial review of these orders have been filed.

      Order No. 636 does not regulate gas producers such as the Company. To date, management of the Company believes Order No. 636 has not had any significant impact on the Company as a producer or on the Company's gas marketing efforts. Because the restructuring process is still continuing through various pipeline rate proceedings, it is not possible to predict what effect, if any, the final rule resulting from these orders will have on the Company.

      REGULATION OF DRILLING AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring drilling permits, requiring the maintenance of bonds in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The operations of the Company are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states, including states in which the Company operates, allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of crude oil and natural gas the Company can produce from its wells and the number of wells or the locations at which the Company can drill.

      FUTURE LEGISLATION AND REGULATION. The Company's business is and will continue to be affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. The Company is not able to predict the terms of any future legislation or regulations that might ultimately be enacted or the effects of any such legislation or regulations on the Company.
                                       4

ROYALTY MATTERS

      By a letter in May 1993 directed to thousands of producers holding interests in federal leases, the United States Department of the Interior (the "Department") announced its interpretation of existing federal leases to require the payment of royalties on past natural gas contract settlements which were entered into in the 1980s and 1990s to resolve, among other things, take-or-pay and minimum take claims by producers against pipelines and other buyers. The Department's letter set forth various theories of liability, all founded on the Department's interpretation of the term "gross proceeds" as used in federal leases and pertinent federal regulations. In an effort to ascertain the amount of such potential royalties, the Department sent a letter to producers in 1993 requiring producers to provide data on natural gas contract settlements, where gas produced from federal or Indian leases was involved in the settlement. The Company received a copy of this information demand letter. In response to the Department's action, various industry associations and others filed suit seeking an injunction to prevent the collection of royalties on natural gas contract settlement amounts under the Department's theories. This case is currently pending in the United States District Court for the District of Columbia. In partial response to this lawsuit, the Department has filed various "test" cases to determine if its theories of liabilities are valid. Because of the pending lawsuit and because of, among other things, the complex nature of the calculations necessary to determine potential additional royalty liability under the Department's theories, it is impossible to predict what, if any, additional or different royalty obligation the Department may assert with respect to the Company's prior natural gas contract settlements. The Company cannot therefore predict what effect, if any, the Department's claims will have on the Company. Furthermore, certain of the Company's natural gas contract settlements provide for the buyer to reimburse the Company for any excess or additional payments to royalty owners required as a result of the Company's receipt of the settlement amounts.

ENVIRONMENTAL MATTERS

      The Company and its operations are subject to a number of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. These environmental provisions may, among other things, impose liabilities for the cost of pollution clean-up resulting from drilling operations, prohibit drilling on certain lands and impose restrictions on the injection of liquids into underground water sources that may, in turn, contaminate groundwater.

      The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in substantial compliance with environmental laws and regulations. The Company has and will continue to incur costs in its efforts to comply with these environmental standards. Although the costs incurred by American to date solely to comply with environmental laws and regulations have not had a material adverse effect upon capital expenditures, earnings or the competitive position of the Company, the trend toward stricter environmental laws and regulations is expected to have an increasingly significant impact on the conduct of American's business. The cost of expenditures to comply with evolving regulations and the related future impact on American's business cannot be predicted at this time because of the uncertainties regarding future environmental standards, advances in technology, the timing for expending funds and the availability of insurance and third-party indemnification. However, American believes that the evolving environmental standards do not affect the Company in a materially different manner from other similarly situated companies in the oil and gas industry.

OIL AND GAS MARKETING

      The crude oil and condensate produced from the Company's properties are generally sold to other companies at field prices posted by the principal purchasers of crude oil in the areas where such properties are located. As is customary in the industry, this production is generally sold pursuant to short-term contracts.
                                       5

      The natural gas produced from the Company's properties is generally sold at the wellhead under contracts which provide for market-sensitive pricing. The price of natural gas is influenced by many factors including the state of the economy, weather and competition from other fuels, including oil and coal.
The Company's revenues, cash flows and the value of its gas reserves are all affected by the level of gas prices.

      In the year ended December 31, 1994, sales to Enron Corp. accounted for approximately 20% of the Company's oil and gas revenues. Management does not believe that the loss of any single customer would adversely affect the Company's operations.

OPERATING HAZARDS AND UNINSURED RISKS

      The Company's operations are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas, including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Although the Company is not fully insured against certain of these risks, it maintains insurance coverage considered to be customary in the industry.

PROGRAM LIABILITY

      The Company and certain of its subsidiaries act as general partner of a variety of limited partnerships. In such capacity, the Company and such subsidiaries are generally liable for the obligations of the partnerships to the extent that partnership assets are insufficient to discharge liabilities. Several of the investment programs formed by the Company or its subsidiaries require certain levels of insurance to cover operating and other risks inherent in the production of oil and gas. Under the terms of these programs, the Company would be liable for any costs or damages incurred by a program resulting from the Company's failure to carry the required insurance. The Company believes that its insurance coverage is sufficient as required by the program agreements.

COMPETITION

      The oil and gas industry is highly competitive. Major oil and gas companies, independent producers, drilling and production purchase programs and individual producers and operators are active competitors for desirable oil and gas properties. Many competitors have financial resources substantially greater than those of the Company and staffs and facilities substantially larger than those of the Company. The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of imports of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

EMPLOYEES

      At March 1, 1995, American had 202 employees.

FOREIGN AND DOMESTIC OPERATIONS

      The Company's only industry segment is oil and gas exploration and production. Certain information concerning the Company's operations by geographic area is set forth in Note 15 to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names, ages and positions of the executive officers of the Company. All executive officers are elected for a term of one year and serve until their successors are elected and have qualified.

NAME                    OFFICE                                              AGE
----                    ------                                              ---
Mark Andrews            Chairman of the Board and                            44
                        Chief Executive Officer

John M. Hogan           Senior Vice President and Chief Financial Officer    50

Harold M. Korell        Senior Vice President - Operations                   50

Harry C. Harper         Vice President - Land                                56

Robert R. McBride, Jr.  Vice President - Production Operations               39

Steven L. Mueller       Vice President - Exploitation                        42

T. Frank Murphy         Vice President - Corporate Finance and Secretary     40

Elliott Pew             Vice President - Exploration                         40

       MARK ANDREWS, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, founded the Company in 1980. Mr. Andrews is also a director of IVAX Corporation.

       JOHN M. HOGAN, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, who previously was Senior Vice President - Finance of the Company during 1985 and 1986, rejoined the Company in August 1992. From 1987 until 1992, Mr. Hogan operated a CPA firm that provided tax, accounting, and management services. He was Vice President and Chief Financial Officer of Ensource, Inc. from 1986 to 1987.

       HAROLD M. KORELL, SENIOR VICE PRESIDENT - OPERATIONS, joined the Company in June 1992. He was Executive Vice President of McCormick Resources, a private independent oil and gas company, from 1989 until 1992. From 1973 to 1989, Mr. Korell was with Tenneco Oil Company where he served in various positions and eventually as Vice President and Manager of Production.

       HARRY C. HARPER, VICE PRESIDENT - LAND, joined the Company in 1990 when it acquired Hershey. He had been Senior Vice President, Secretary and General Counsel of Hershey since 1973.

       ROBERT R. MCBRIDE, JR., VICE PRESIDENT - PRODUCTION OPERATIONS, joined the Company in August 1992. From 1988 to 1992, he served in various capacities with British Gas plc, most recently as Exploitation Manager. From 1977 to 1988, he held various production and management positions with Tenneco Oil Company.

       STEVEN L. MUELLER, VICE PRESIDENT - EXPLOITATION, joined the Company in November 1992. From 1988 to 1992, he was Exploration Manager - South Louisiana Division at FINA, Inc. Prior to that, he served in a variety of positions at Tenneco Oil Company.

       T. FRANK MURPHY, VICE PRESIDENT - CORPORATE FINANCE AND SECRETARY, joined the Company in 1989. He served in a variety of financial positions until December 1991 when he was appointed Vice President - Investor Relations. He was appointed Vice President - Corporate Finance in March 1993 and was appointed Secretary in October 1993. Mr. Murphy was employed by LCS/Gemisys, a computer software and services company, from 1983 to 1989, initially as a regional manager and then as Vice President - Northeast Region.

       ELLIOTT PEW, VICE PRESIDENT - EXPLORATION, joined the Company in October 1992 as a senior geophysicist. He was appointed Vice President - Exploration in July 1993. From 1989 to 1992, he was employed by FINA, Inc. as a division geologist and then as Exploration Manager - South Texas Division.

ITEM 2.  PROPERTIES

       The Company's producing properties are located principally in three geographic areas of the United States: the onshore Gulf Coast region, primarily in Texas and Louisiana; the Permian Basin of West Texas; and offshore in the Gulf of Mexico.

MAJOR PROPERTIES

       Set forth below is information concerning each of the Company's four largest fields based on the discounted present value of the estimated pre-tax future net cash flows of $142.1 million at December 31, 1994.

                                                                                AS OF DECEMBER 31, 1994
                                                  ----------------------------------------------------------------------------------
                                                                                                                        Percent of
                                                                                   Percent of             Percent of   Present Value
                                                    PROVED RESERVES                 RESERVES              Estimated     of Estimated
                                                    Oil         Gas                                       Future Net     Future Net
                                                  (MBBLS)      (MMCF)           OIL           GAS         CASH FLOWS     CASH FLOWS
                                                  -------     -------         -----          -----        ----------   -------------
Sawyer Field ..............................           49       65,205            .5%          34.9%          20.4%          20.9%
Bowdoin Field .............................         --         13,438           --             7.2           20.6           11.6
Henderson Canyon Area .....................           64       12,629            .7            6.8            5.3            5.9
Bradshaw Field ............................         --         28,215           --            15.1            4.5            4.3
Other fields ..............................        9,547       67,193          98.8           36.0           49.2           57.3
                                                  ------      -------         -----          -----          -----          -----
  Total ...................................        9,660      186,680         100.0%         100.0%         100.0%         100.0%
                                                  ======      =======         =====          =====          =====          =====

                            DESCRIPTION OF FIELDS

       SAWYER FIELD. The Sawyer Field is located in Edwards, Sutton and Schleicher Counties, Texas. The producing trend that encompasses the field covers approximately 400 square miles. The Company owns interests in 696 gas wells in the field with an average net working interest of 56%, up from 12.5% in 1993 as a result of the APPL Consolidation. The main producing formation in the field is the Canyon Sandstone, which is comprised of a series of stacked sands separated by intervals of shale. Gas and condensate are produced from depths ranging from 2,500 to 7,000 feet. The low permeability or "tight" character of the Canyon Sandstone necessitates fracture stimulation of the reservoir when new wells are drilled. In 1994, the Company completed 43 development wells with a combined initial gross production rate of 19.3 MMcf per day (9.5 MMcf net to the Company). Due to weak gas prices in late 1994 and early 1995 and a reduced capital budget for 1995, American has deferred further development activity in the Sawyer Field for 1995, except for the drilling of twelve development wells, of which seven were in progress at year-end 1994.

       The gas that American produces from the Sawyer Field is dedicated under a long-term market sensitive contract through August 2003 to Natural Gas Marketing and Storage Company, a subsidiary of Enron Corp. Gas produced from all wells drilled after August 1993 is subject to a price floor of $1.85 per million British Thermal Unit ("MMBtu") unless the buyer determines that the floor price is uneconomical and elects not to purchase such gas. The contract also permits American to sell excess or released gas to third parties under certain conditions.

       BOWDOIN FIELD. The Bowdoin Field, located in Phillips and Valley Counties, Montana, was discovered in 1913. The field produces gas from lenticular and shale sandstones at a depth of approximately 1,500 feet. The reserves being produced from this field are expected to be relatively long-lived and, due to the shallow nature of the wells, production and operating costs are relatively low. The Company owns an average net working interest of approximately 14%, up from 8% in 1993 due to the APPL Consolidation, in 534 wells.

       Gas produced from the Bowdoin Field is sold under a life of lease contract to KN Energy, Inc. Pursuant to a 1992 settlement agreement, KN Energy prepaid the Company approximately $2.0 million, which was used to repay a long-term production payment that burdened the field and is currently being recouped without interest by KN Energy out of ongoing gas purchases. American realized an average of $3.25 per Mcf for gas produced from this field during 1994. In February 1995, the Company was served with a lawsuit requesting a reduction of the contract price to market levels. See Note 13 to the Consolidated Financial Statements in Item 8.

       HENDERSON CANYON AREA. The Henderson Canyon Area includes the Henderson Canyon and Angus fields, which are located in Crockett County, Texas. In early 1993, American sold approximately 40% of its interest in the Henderson Canyon Field to several of the Company's NYLOG Programs. American is the operator of 72 wells in these fields with an average net working interest of 32%. Gas produced from these fields is sold at market-sensitive prices. Six development wells were drilled in 1994, with a combined initial gross production rate of 5.0 MMcf per day (1.5 MMcf net to the Company). The Company has currently suspended drilling in the Henderson Canyon Area for 1995 because of low gas prices.

       BRADSHAW FIELD. The Bradshaw Field encompasses over 250 square miles and is located on the western edge of the Hugoton Field in southwestern Kansas. The Company owns interests in 140 gas wells. As a result of the APPL Consolidation, the Company's average net working interest in these wells has increased to 77% compared to 25.7% in 1993. Net production in December 1994 averaged 9.1 MMcf of gas per day. Since assuming operations, the Company has increased daily production to the point that the field is producing near the capacity of the gathering and compression system.

TITLE TO PROPERTIES

       The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. The Company does not believe that any of these burdens materially interfere with the use of such properties in the operation of its business. In addition, substantially all of the properties in which the Company or its subsidiaries own a direct interest are subject to mortgages granted to secure credit facilities.

       A thorough examination of title has been performed with respect to substantially all of the Company's producing properties, and the Company believes that it generally holds satisfactory title to such properties. As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local minerals records). Investigations of title are generally made before commencement of drilling operations and, in most cases, include the receipt of a title opinion of local counsel.

RESERVES

       Although the Company prepares an annual estimate of proved oil and gas reserves, no estimate of total proved net oil and gas reserves of the Company has been filed with or included in reports to any federal authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The Company is not aware of any major discovery or the occurrence of any other favorable or adverse event since December 31, 1994 that would cause material changes in the quantities of proved reserves owned by the Company as of such date. The information in this section should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, set forth in a separate section of this Report on Form 10-K.

       The tables below set forth certain information concerning the proved oil and gas reserves owned by the Company at December 31, 1994. The information contained in the tables is based upon estimates of the proved oil and gas reserves of the Company and the rates of production therefrom. The estimated future net cash flows before income taxes of proved reserves were estimated on the basis of year-end prices, except in those instances where fixed and determinable gas price escalations are covered by contracts. The prices used averaged $15.13 per Bbl of oil and $1.69 per Mcf of gas at December 31, 1994.

       There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and future net cash flows. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. Reserve assessment is a subjective process of estimating recovery from underground accumulations of oil and gas that cannot be measured precisely, and estimates of other persons might differ from those of the Company. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Moreover, the discounted present value shown below should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. A market value determination would take into account additional factors including, but not limited to, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

       The Company's estimated proved oil and gas reserves at December 31, 1994 are as follows:

                                                Oil           Gas
                                              Reserves      Reserves
                                              (MBBLS)        (MMCF)
                                               -----        -------
            Proved developed..............     8,697        127,838
            Proved undeveloped............       963         58,842
                                               -----        -------
              Total proved ...............     9,660        186,680
                                               =====        =======

       The Company's estimated future net cash flows from proved and proved developed oil and gas reserves at December 31, 1994, and the discounted present value of such cash flows (before income taxes) are as follows (in thousands):

                                                             Proved
                                              PROVED        DEVELOPED
                                              -------       ---------
            1995 (a)......................    $22,445        $34,942
            1996 (a)......................    26,511          27,049
            1997..........................    26,781          21,026
            Remainder.....................    168,541        112,340
                                              -------        -------
              Total future net cash flows.    $244,278       $195,357

            Present value before income
              taxes (discounted at 10%) ..    $142,080       $122,328
                                              ========       ========

       (a) For 1995 and 1996, estimated pre-tax future net cash flows from proved reserves are projected to be lower than estimated pre-tax future net cash flows from proved developed reserves due to capital expenditures associated with proved undeveloped reserves during 1995 and 1996 of approximately $17.2 million and $12.6 million, respectively, which are primarily for new development wells.

DRILLING

          The following table sets forth the results of drilling activity by the Company for the last three years.

                                                                            YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                             1994                    1993                                     1992
                                            ------    -----------------------------------      ------------------------------------
                                                                          OTHER                                    OTHER
                                             U.S.      U.S.     CANADA   FOREIGN    TOTAL      U.S.     CANADA    FOREIGN     TOTAL
                                            -----     -----     ------   -------    -----      ----     ------    -------     -----
                                             <F1>
DEVELOPMENT WELLS
Gross:
 Productive ...........................        89        77         3       -          80        80         1        -           81
 Dry Holes ............................         6         5         3       -           8        13       -          -           13
                                            -----     -----      ----      ----     -----      ----      ----      ----       -----
  Total ...............................        95        82         6       -          88        93         1        -           94
                                            =====     =====      ====      ====     =====      ====      ====      ====       =====
Net:
 Productive ...........................     31.52     10.17      1.44       -       11.61      8.73      0.33        -         9.06
 Dry Holes ............................      1.48      0.42      1.75       -        2.17      1.04       -          -         1.04
                                            -----     -----      ----      ----     -----      ----      ----      ----       -----
 Total ................................     33.00     10.59      3.19       -       13.78      9.77      0.33        -        10.10
                                            =====     =====      ====      ====     =====      ====      ====      ====       =====
EXPLORATORY WELLS
Gross:
 Productive ...........................         3         2       -         -           2         2       -          -            2
 Dry Holes ............................         3         4       -           2         6        10         1         1          12
                                            -----     -----      ----      ----     -----      ----      ----      ----       -----
  Total ...............................         6         6       -           2         8        12         1         1          14
                                            =====     =====      ====      ====     =====      ====      ====      ====       =====
Net:
 Productive ...........................      0.14      0.28       -         -        0.28      0.91       -          -         0.91
 Dry Holes ............................      1.11      1.02       -        0.70      1.72      4.31      0.12      0.40        4.83
                                            -----     -----      ----      ----     -----      ----      ----      ----       -----
  Total ...............................      1.25      1.30       -        0.70      2.00      5.22      0.12      0.40        5.74
                                            =====     =====      ====      ====     =====      ====      ====      ====       =====

<F1>As of December 31, 1994, the Company was also drilling twelve (4.11 net)
    development wells.

PRODUCTION

         The following table summarizes the average prices received with respect to oil and gas produced and sold from, the net volumes of oil and gas produced and sold from and certain additional information relating to, all properties in which the Company held an interest during the last three years.

                                                                                YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                1994                      1993                                   1992
                                               -------      ---------------------------------      ---------------------------------
                                                 U.S.         U.S.       CANADA        TOTAL         U.S.       CANADA        TOTAL
                                               -------      -------      -------      -------      -------      -------      -------
                                                                          <F1>
AVERAGE SALES PRICE:
  Gas ($/Mcf) ...........................      $  1.90      $  2.13      $  1.23      $  1.92      $  1.88      $  1.01      $  1.59
  Oil ($/Bbl) ...........................        15.39        16.20        12.79        16.01        18.81        13.46        18.16
  BOE ($/Bbl) ...........................        12.67        14.05         7.94        12.99        14.06         7.14        12.23

PRODUCTION DATA:
  Gas (MMcf) ............................       16,241       11,794        3,542       15,336       13,279        6,526       19,805
  Oil (MBbls) ...........................        1,241        1,189           72        1,261        1,307          181        1,488
  MBOE ..................................        3,948        3,155          662        3,817        3,520        1,269        4,789

ADDITIONAL $/BOE DISCLOSURES:
  Production and
    operating costs<F2> .................      $  5.40      $  4.47      $  2.89      $  4.19      $  4.42      $  3.03      $  4.05
  Production and
    severance taxes .....................         0.72         0.77         0.06         0.64         0.81         0.05         0.61
  Depreciation, depletion and
    amortization ........................         7.50         6.89         2.85         6.19         7.13         4.00         6.30

<F1>The Company sold its Canadian properties in mid-1993.

<F2>The amounts for 1993 and 1992 reflect reclassifications of the Company's share of producing overhead well costs from general and administrative expense to production and operating costs. These reclassifications conform with current classifications.

PRODUCTIVE WELLS

       The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1994. Productive wells are either producing wells or wells capable of production although currently shut-in. One or more completions in the same well bore are counted as one well.

                                               GROSS           NET
                                               -----          -----
            United States:
              Oil.........................     3,115            476
              Gas.........................     2,805            763
                                               -----          -----
                Total.....................     5,920          1,239
                                               =====          =====

ACREAGE

       The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1994.

       Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. Included in the following table are 311,806 gross (14,148 net) U.S. developed mineral acres and 811,446 gross (89,994 net) U.S. undeveloped mineral acres. A mineral acre is an acre in which the Company has a perpetual interest as contrasted to a leased acre in which the Company's interest is typically limited to the life of production or otherwise limited in time.

                                         DEVELOPED               UNDEVELOPED
                                   ---------------------   ---------------------
                                      GROSS        NET        GROSS        NET
                                   ---------     -------   ---------     -------
United States:
  Arkansas .....................      11,244       2,703      25,099       2,443
  Kansas .......................     157,824      64,948      23,481       5,219
  Louisiana ....................      19,584       2,413       3,223         514
  Mississippi ..................      26,855       5,044     179,785      43,545
  Montana ......................     257,199      35,045     147,317      42,539
  New Mexico ...................      16,967       3,331       6,905         620
  North Dakota .................      21,905       2,347       7,523       1,122
  Oklahoma .....................     159,375      26,830     111,830      12,159
  Texas ........................     471,084     116,394     431,175      34,279
  Utah .........................       5,002       1,808      21,160       6,112
  Wyoming ......................      11,470       2,831      15,446       3,459
  Eleven other states ..........      18,985       6,449      60,648       8,754
  Gulf of Mexico ...............      61,450      13,819      15,220       8,733
                                   ---------   ---------   ---------   ---------
Total United States ............   1,238,944     283,962   1,048,812     169,498
                                   ---------   ---------   ---------   ---------
International:
  Canada (a) ...................      22,240         112     149,055         658
  New Zealand (a) ..............        --          --       725,992      32,307
                                   ---------   ---------   ---------   ---------
Total International ............      22,240         112     875,047      32,965
                                   ---------   ---------   ---------   ---------
Total ..........................   1,261,184     284,074   1,923,859     202,463
                                   =========   =========   =========   =========

(a)  Acreage relates to overriding royalty interest.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding legal proceedings of the Company is set forth in Note 13 to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                       14

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the American Stock Exchange under the symbol "AX". At March 1, 1995, the Company had 5,272 stockholders of record.

     The following table sets forth the high and low sales prices for the quarters indicated.

                         PRICE RANGE OF COMMON STOCK

                                                     HIGH               LOW
                                                   --------           --------
YEAR ENDED DECEMBER 31, 1994
  First Quarter ............................       $1   7/8           $1   3/8
  Second Quarter ...........................        1   1/2            1   1/8
  Third Quarter ............................        1   1/2            1 13/16
  Fourth Quarter ...........................        1   3/8                7/8

YEAR ENDED DECEMBER 31, 1993
  First Quarter ............................       $1   3/4           $1   1/8
  Second Quarter ...........................        1   1/2            1
  Third Quarter ............................        1 11/16            1   1/4
  Fourth Quarter ...........................        1   5/8            1   1/8

       The Company has not paid any dividends on its common stock and does not expect to pay dividends on its common stock for the foreseeable future. Payment of dividends on the Company's common stock is also currently prohibited by the terms of various agreements relating to outstanding indebtedness of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial data for the Company as of and for each of the years in the five-year period ended December 31, 1994. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto included elsewhere herein.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------------------
(In thousands, except for per share amounts)                            1994         1993         1992         1991          1990
                                                                      ---------    ---------    ---------    ---------    ---------
SUMMARY OF OPERATIONS  DATA:
Oil and gas sales .................................................   $  50,033    $  49,589    $  58,560    $  71,499    $  51,130
Total revenues ....................................................      51,359       58,158       60,008       70,041       61,862
Costs and expenses ................................................     102,792       70,176      119,687       83,379       48,302
Income (loss) from operations .....................................     (51,433)     (12,018)     (59,679)     (13,338)      13,560
Income (loss) before extraordinary item ...........................     (60,235)     (19,186)     (68,899)     (24,257)       2,822
Net income (loss) .................................................     (54,816)     (19,186)     (65,799)     (24,257)       4,049
Net income (loss) to common stock .................................     (56,616)     (19,261)     (65,799)     (24,371)       3,498

Net income (loss) per common share:
  Primary and fully diluted:
    Income (loss) before extraordinary item .......................   $    (.77)   $    (.28)   $   (1.07)   $    (.45)   $     .07
    Net income (loss) .............................................        (.70)        (.28)       (1.02)        (.45)         .11
Cash dividends declared per common share ..........................        --           --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CASH FLOW DATA:
Net cash provided by operating activities .........................   $   7,747    $  24,717    $  14,237    $  21,505    $  25,161
Conveyance of oil and gas properties held for resale ..............        --           --            936        6,449      117,072
Total capital expenditures ........................................      49,889       24,167       22,516       63,636       33,067
Bank debt borrowings (repayments), net ............................      21,500      (47,500)     (20,000)      32,000       26,494
Bridge credit facility borrowings (repayments), net ...............      31,128         --           --         (4,273)    (135,291)
Other debt repayments, net ........................................       8,622        4,001       10,808        4,107        7,092
Issuance of 11% senior subordinated notes .........................        --           --         10,000       25,000         --
Repayment of 9 1/2% debentures ....................................        --           --           --         33,488         --
Issuance of securities ............................................       2,100       21,348       28,096         --             35
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF BALANCE SHEET DATA:
Current assets ....................................................   $  26,127    $  22,229    $  51,179    $  35,025    $  40,795
Current liabilities ...............................................      30,229       32,352       48,457       62,091       40,899
Property, plant and equipment, net ................................     195,405      160,885      201,915      298,896      174,404
Total assets ......................................................     223,894      185,598      256,820      336,803      220,453
Long-term obligations and convertible redeemable
  preferred stock, excluding current obligations ..................     100,840       62,848      115,256      135,226       79,675
Total stockholders' equity ........................................      87,710       86,406       85,160      127,433       91,937
-----------------------------------------------------------------------------------------------------------------------------------

       American has made several significant acquisitions and dispositions of oil and gas properties and companies during the periods presented in the table above. The Company acquired Hershey in August 1990 and Conquest in February 1991. American sold approximately 40% of its interest in the Henderson Canyon Field in March 1993 and sold its Canadian assets in mid-1993. The Company purchased investors' interests in the APPL Programs in 1994 and early 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented. See Item 2. in Part I for a breakout of production and prices between U.S. and Canadian operations.


                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1994      1993      1992
                                                     -------   -------   -------
AVERAGE SALES PRICE:
  Gas ($/Mcf) ....................................   $  1.90   $  1.92   $  1.59
  Oil ($/Bbl) ....................................     15.39     16.01     18.16
  BOE ($/Bbl) ....................................     12.67     12.99     12.23

PRODUCTION DATA:
  Gas (MMcf) .....................................    16,241    15,336    19,805
  Oil (MBbls) ....................................     1,241     1,261     1,488
  MBOE ...........................................     3,948     3,817     4,789

ADDITIONAL $/BOE DISCLOSURES:
  Production and operating costs .................   $  5.40   $  4.19   $  4.05
  Production and severance taxes .................      0.72      0.64      0.61
  Depreciation, depletion and amortization .......      7.50      6.19      6.30

1994 COMPARED TO 1993

      REVENUES. Oil and gas sales in 1994 totaled $50.0 million compared to $49.6 million in 1993. The increase in sales was due to higher domestic oil and gas production offset in part by declines in prices and the sales of the Company's Canadian oil and gas properties in mid-1993. On a net basis, gas production increased 6% while oil production decreased 2%, resulting in a net increase to sales of $1.4 million. Excluding the production from the Canadian properties that were sold, gas production increased 29% and oil production increased 4%. The increase in gas production was the result of new development wells drilled, workovers and recompletions of existing wells in the first half of the year and the acquisition of investors' interests in the APPL Programs (see "Capital Resources and Liquidity" for discussion), which occurred primarily during the third and fourth quarters of 1994. These increases more than offset the loss of production from the sales of the Company's Canadian assets in mid-1993. As a result of American's 1994 development and acquisition activity, the Company's gas production has increased to a current average daily level of approximately 73.8 MMcf, up 134% over the average daily gas production rate at the end of 1993. For 1994, American's average realized gas price and oil price were down 1% and 4%, respectively, from 1993, decreasing sales by $1.0 million. As a result of the Company hedging a portion of its gas and oil production during 1994, gas sales increased by $1.6 million and oil revenues were reduced by $44,000.

      The Company recorded gas settlement income of $374,000 in 1994 and $15.6 million in 1993. The 1993 income included amounts received in connection with the settlement of certain litigation with Louisiana Intrastate Gas Corporation ("LIG") and for the renegotiation of American's contract to sell gas from the Thomasville Field.

      The Company recognized a gain on sales of oil and gas properties of $1.1 million in 1994 compared to a loss on sales of oil and gas properties of $6.9 million in 1993. In mid-1993, the Company sold its Canadian assets resulting in losses totaling $5.8 million, including $1.8 million for the elimination of the foreign currency translation adjustment balance. The gain for 1994 and the remaining loss for 1993 resulted from the divestiture of minor properties.

      COSTS AND EXPENSES. Production and operating expenses were up 33% to $21.3 million in 1994. On a BOE basis, operating costs increased 29% to $5.40 in 1994 compared to $4.19 in 1993. These increases reflect higher U.S. operating costs which more than offset the decreases associated with the sales of the Company's Canadian properties in mid-1993. Higher domestic operating expenses are related to workovers at the Brazos blocks offshore and the Sawyer Field totaling $1.1 million. In addition, American has recorded site remediation costs of $2.4 million in 1994 and anticipates it will incur additional costs from time to time related to continued assessment, testing, disposal, site restoration and other activities in connection with the Company's environmental proceedings. Also, American's operating costs were increased by $3.8 million during the second half of 1994 due to the acquisition of interests pursuant to the APPL Consolidation.

      Depreciation, depletion and amortization ("DD&A"), which totaled $29.6 million in 1994, rose 25% from the prior year due to an increase in the Company's DD&A per BOE rate and an increase in gas production. Downward reserve revisions at year-end 1993, including reserve revisions related to low oil prices at year-end 1993, resulted in a DD&A per BOE rate of $7.50 in 1994 compared to $6.19 in 1993. The higher 1994 rate is also due to the fact that the Canadian properties sold in mid-1993 had a lower depletion rate than the average rate for the Company's other properties.

      General and administrative expense ("G&A") totaled $10.0 million in 1994, or 35% above 1993 expense of $7.4 million. The higher G&A expense for 1994 primarily relates to the loss of management and technical fee reimbursements as a result of the APPL Consolidation with no significant reductions in G&A expense in 1994. As a result of planned reductions related to the APPL Consolidation, the Company recorded a $2.0 million severance charge in 1994. These increases were partially offset by a decrease in salaries and benefits associated with the reductions in American's work staff in early 1994 and the elimination of Canadian G&A expense.

      Taxes other than income were $1.1 million higher in 1994 compared to 1993. This increase was due primarily to higher production taxes related to increased domestic oil and gas sales and higher ad valorem taxes related to an increase in the Company's oil and gas property base due to the APPL Consolidation.

      Exploration expense decreased 66% to $2.6 million in 1994. The decrease in exploration expense reflects steps taken over the past year by American to eliminate its international exploration commitments and to emphasize domestic development and exploitation projects in 1994.

      Effective December 31, 1994, the Company elected to change its accounting policy related to proved oil and gas properties to a policy that is consistent with the provisions of the Financial Accounting Standards Board exposure draft, "Accounting for the Impairment of Long-Lived Assets". Under the Company's new policy, if the book value of an individual proved field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and the fair value. Management's initiative to change its policy was prompted by the considerable volatility of oil and gas prices during the past several years, the resulting economic losses of proved reserves and corresponding increases in the Company's DD&A rate. This change in accounting policy resulted in an approximate $25.0 million noncash impairment charge for 1994 against the book value of certain of American's proved oil and gas properties. Reference is hereby made to Note 2 to the Consolidated Financial Statements in Item 8.

      Impairment expense for 1994 also includes a $6.4 million noncash charge for the write-off of the Company's remaining leasehold interest in Tunisia. American sold its interest in exchange for the purchaser assuming its remaining Tunisian commitment. The remaining impairment expense for 1994 primarily represents the write-off of several domestic prospects on which the Company does not plan to conduct any further exploratory activity. The impairment charge for 1993 includes $10.2 million associated with the write-offs of the Company's leasehold interest in Oman and a portion of the leasehold interest in Tunisia.

      Interest expense decreased 3% in 1994 to $6.6 million due primarily to a lower average bank debt balance during 1994 and the elimination of $14.1 million of debt in connection with the Canadian asset sales in mid-1993 offset in part by a decrease in capitalized interest. Capitalized interest was $1.5 million in 1994 compared to $2.3 million in 1993. The decrease in capitalized interest was due to a reduction in unproved properties on which interest is capitalized. Other expense for 1994 and 1993 includes $2.8 million and $739,000, respectively, of fees incurred by American in conjunction with the Company's debt instruments. These costs were higher for 1994 due to $2.1 million of fees paid by American in connection with the new bank credit agreement and the bridge facility extended to the Company by New York Life for the APPL Consolidation.

      EXTRAORDINARY ITEM. The $5.4 million extraordinary gain recorded in 1994 resulted from the elimination of nonrecourse debt in conjunction with the repurchases of notes issued by and net profits interests in the APPL Debt Programs. These repurchases were part of the APPL Consolidation. This gain represents the difference between the outstanding note balances and the actual purchase price of the notes.

      NET LOSS. American experienced a net loss of $54.8 million, or $.70 per share, in 1994 compared to a net loss of $19.2 million, or $.28 per share, in 1993. The higher net loss for 1994 was primarily due to the impact of the impairment of proved properties, an increase in operating costs and expenses on a per unit of production basis and the gas settlements in 1993 offset in part by lower exploration expense, the extraordinary gain resulting from the APPL Consolidation and the loss on sales of oil and gas properties recognized in 1993 related to the sales of the Company's Canadian assets.

      There can be no assurance that the Company will not continue to record losses in the future. Based on current prices and operating environment, the Company expects to record a net loss in 1995.

1993 COMPARED TO 1992

      REVENUES. American's revenues were $58.2 million in 1993 compared to $60.0 million in 1992. Oil and gas sales declined $9.0 million to $49.6 million in 1993. The decline in sales was due to a 20% decrease in production and lower oil prices offset in part by a rise in gas prices. Lower production volumes were primarily due to the loss of production from properties sold during 1993, including the sale of approximately 40% of the Company's interest in the Henderson Canyon Field and the sales of the Company's Canadian assets. The net effect of the changes in prices was an increase to sales of $2.3 million. However, gas revenues were reduced by $597,000 for the net cost of certain gas hedges. The Company did not enter into any hedges in 1992. Gas settlement income contributed $15.6 million to revenues in 1993 compared to $1.8 million in 1992. The 1993 income resulted primarily from a litigation settlement with LIG and the renegotiation of American's gas contract for the Thomasville Field. As a result of the sales of the Company's Canadian assets in mid-1993, the Company recognized losses totaling $5.8 million, including $1.8 million for the elimination of the foreign currency translation adjustment balance. The remaining loss on sales of oil and gas properties for 1993 and the loss for 1992 resulted from the divestiture of minor properties.

      COSTS AND EXPENSES. Operating expenses decreased from 1993 to 1992, primarily reflecting declines in production. Production and operating costs were down 18% to $16.0 million. However, on a BOE basis, the Company's rate increased 3% to $4.19 in 1993 compared to $4.05 in 1992 due primarily to the sales of the Canadian properties which operated at a lower cost. In 1993, DD&A expense decreased 22% to $23.6 million from the prior year and the DD&A per BOE rate dropped to $6.19 compared to $6.30 in 1992. In addition to lower production volumes, the declines in 1993 DD&A reflect a smaller oil and gas property base due to property sales offset in part by a $600,000 adjustment for downward reserve revisions caused by low year-end oil prices and the renegotiated Thomasville Field gas contract. DD&A expense for 1992 included a $1.6 million adjustment to fully deplete a portion of a field that was plugged and abandoned. Also, taxes other than income were $1.0 million lower in 1993 compared to 1992.

      G&A expense was down 33% in 1993 from the amount incurred in 1992. This decrease reflects staff reductions in early 1993 and the completion of the consolidation of American's New York and California operations into its Houston office. The 1993 G&A amount included $1.0 million for severance costs related to further work staff reductions in early 1994 due to decreased exploration activities and ongoing efforts to reduce overhead.

      Exploration expense for 1993 was comparable to the prior year. In late 1992, the Company initiated a strategy to reduce exploratory drilling which resulted in lower operating costs in 1993. However, this decline was offset by charges totaling $2.6 million associated with prior international drilling commitments.

      During 1993, the Company recorded $11.0 million of impairment expense, which included $10.2 million for the write-offs of the Company's leasehold interest in Oman and a portion of the leasehold interest in Tunisia. In 1992, American recorded an impairment charge of $39.3 million for the write-downs of the Company's Canadian foothill properties and approximately 40% of the Company's interest in the Henderson Canyon Field since American had begun negotiations to sell these properties in late 1992. The remaining impairment charge for 1992 was due primarily to the write-off of the nonproducing leases in the Gulf of Mexico which were acquired in the Conquest acquisition.

      Interest expense declined 28% in 1993 to $6.8 million due to lower debt levels. Capitalized interest was down $1.0 million from 1992 to 1993 as a result of a reduction in unproved properties on which interest is capitalized. Other expense includes bank fees totaling $739,000 in 1993 compared to $1.3 million in 1992.

      EXTRAORDINARY ITEM. The $3.1 million extraordinary gain recorded in 1992 resulted from the restructuring of nonrecourse debt of one of the Company's wholly owned subsidiaries associated with the APPL Debt Programs. The gain represented the difference between the reduction in debt and the value of the net profits interests conveyed to the lenders, net of transaction costs.

      NET LOSS. American recorded a net loss of $19.2 million, or $.28 per share, in 1993 compared to a net loss of $65.8 million, or $1.02 per share, in 1992. The lower net loss for 1993 was primarily due to higher gas prices, gas settlements and the decline in operating costs and expenses offset in part by lower production volumes. In addition, the 1992 net loss included an asset-writedown charge and an extraordinary gain.

CAPITAL RESOURCES AND LIQUIDITY

      American's principal sources of capital are net cash provided by operating activities and proceeds from financing activities. During the past three years, the Company has also generated cash flows from the sales of low-value and nonstrategic oil and gas properties.

      Net cash provided by operating activities totaled $7.7 million in 1994 compared to $24.7 million in 1993 and $14.2 million in 1992. The decrease from 1993 to 1994 was primarily due to higher production costs on a per unit of production basis. In addition, cash flow for 1993 included $15.6 million of gas contract settlement proceeds. Although the Company expects the APPL Consolidation to have a favorable impact on operating cash flow, future cash flows will also be influenced by oil and gas prices and the results from ongoing drilling operations, neither of which can be predicted.

      Proceeds from the sales of oil and gas properties totaled $2.6 million, $35.7 million and $2.9 million in 1994, 1993 and 1992, respectively. The cash received in 1993 included $34.1 million of proceeds from the sales of the Company's Canadian assets and 40% of the Company's interest in the Henderson Canyon Field. In 1995, American plans to divest of high-cost, low-value properties to reduce the Company's operating costs and increase efficiency.

      At the Company's annual meeting of stockholders held in June 1994, American's stockholders authorized an increase in the number of authorized shares of the Company's common stock to 200,000,000 shares. This increase allowed American to privately issue 1.5 million shares of common stock in August 1994, resulting in proceeds of $2.1 million. The proceeds were used to fund various development projects and provide additional working capital. The increase in authorized shares also enabled American to issue the necessary shares to complete the APPL Consolidation as described below.

      Pursuant to the APPL Consolidation, the Company acquired investors' interests in the APPL Programs during 1994 for a combination of $31.1 million in cash borrowed under the bridge facility and 42.7 million shares of the Company's common stock. As part of this transaction, $13.6 million of nonrecourse debt was eliminated. In early 1995, the Company repurchased the remaining two investors' interests in the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of 3.4 million shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. Also, New York Life has agreed to transfer certain of its APPL Program interests not acquired in the APPL Consolidation to ANCON in early 1995. The Company will acquire a 1% interest in these properties at the time of the transfer and has the option to acquire up to an additional 19% interest within six months.

      In December 1994, the Company entered into a new long-term revolving bank credit agreement which amended and restated the bank credit agreement previously in effect. The borrowing base, or amount available, under the new bank credit facility is currently $65.0 million, up from $30.0 million at year-end 1993. The amount outstanding under this facility was $28.0 million at December 31, 1994, which represents an increase of $21.5 million from December 31, 1993. The borrowings during 1994 were used to fund capital projects and reduce existing liabilities. In February 1995, the Company used excess borrowing capacity under this facility to refinance the bridge facility, of which $31.1 million was outstanding at December 31, 1994. The borrowing base under the bank credit facility is subject to semiannual redetermination by the Company's bank group. The borrowing base is currently in the process of being redetermined. Management expects, based on current discussions with its lenders, that the borrowing base will be at least $65.0 million.

      The bank credit agreement and the 11% senior subordinated notes include covenants requiring net worth of the Company to not be less than $65.0 million less write-downs plus 50% of any equity issuances. For purposes of this test, write-downs may not exceed $6.8 million through June 30, 1994 plus any noncash charges after June 30, 1994 in connection with proposed pronouncements on accounting for impairments of long-lived assets. At December 31, 1994, the Company's calculated net worth requirement was $62.4 million and the Company's stockholders' equity was $87.7 million. Cash dividends are prohibited on the Company's common stock and preferred dividends are limited to the lesser of 10% of the preferred stock offering proceeds or $7.5 million in any one year. Dividends paid on the Company's convertible preferred stock during 1994 totaled $1.8 million. These agreements also contain cross-default provisions.

      The most significant capital expenditure for American during 1994 was the acquisition of the majority of the APPL Program interests for $87.4 million, including the value of the shares issued. In addition, the Company acquired $3.3 million of other oil and gas properties, representing purchases of working interests in the Company's primary domestic operating areas, compared to $4.3 million in 1993 and $3.3 million in 1992. Expenditures for development drilling increased to $15.3 million in 1994 from $9.2 million in 1993 and $8.1 million in 1992. Exploration expenditures totaled $5.6 million in 1994, $9.5 million in 1993 and $10.5 million in 1992. The increase in development expenditures and the reduction in exploration costs from 1993 to 1994 reflect the Company's strategy to allocate more of its capital resources to development and exploitation projects and the elimination of its remaining international exploration commitments, which totaled $2.0 million at year-end 1993. During 1994, the Company participated in 95 development wells with a 94% success ratio and performed 70 workover and recompletion operations.

      For 1995, the Company has budgeted approximately $20.0 million for capital expenditures, which amount may be increased depending on oil and gas prices and capital availability. As in 1994, American's capital program will be focused in the Company's principal operating areas in the United States. American is allocating approximately 70% of its budget to development and exploitation projects, approximately 20% to acquisition activities, including lease acquisitions, and the remaining 10% for exploratory drilling. The Company's budget also includes approximately $1.0 million for anticipated expenditures related to environmental matters.

     At December 31, 1994, American had capital commitments for 1995 totaling $4.3 million. These commitments include current debt obligations of $154,000, operating lease obligations for 1995 of $2.4 million and preferred stock dividend payments totaling $1.8 million. Over the next several years, the Company will have additional capital requirements, including annual principal payments of $5.6 million on its 11% senior subordinated notes beginning in December 1997. The Company is also scheduled to begin repaying the principal on its bank credit facility over twelve quarterly installments commencing March 31, 1997.

      At December 31, 1994, the Company's ratio of current assets to current liabilities was .86:1, up from .69:1 at year-end 1993. The improvement in the Company's working capital position was due to several factors. As a result of the APPL Consolidation, American's accounts receivable balance increased and the Company eliminated the majority of its development obligation to net profits investors. Also, the Company had an increase in partnership receivables and a decrease in accounts payable due to the timing of cash receipts and payments, respectively. The Company anticipates that it will operate with a working capital deficit primarily due to timing differences between the receipt of reimbursements from other working interest owners in the properties operated by American and payment of expenses with respect to such properties.

      The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and borrowings under its bank credit facility. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and bank borrowings, American has the discretion and ability to adjust its capital budget. Other potential sources of capital for the Company include property sales, financings through the placement of notes or the sale of equity. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

ENVIRONMENTAL MATTERS

      The Company is subject to an increasing number of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in substantial compliance with environmental laws and regulations. These environmental provisions are expected to have an increasingly significant impact on the conduct of American's business. The Company has recorded site remediation costs of $2.4 million in 1994. Prior to 1994, the Company's cost to comply with environmental provisions was not material. American can not predict what impact environmental laws and regulations will have on its future performance. However, the Company believes that such laws do not affect the Company in a materially different manner from other similarly situated companies in the oil and gas industry.

      The Company is currently a defendant in five lawsuits, as discussed in
Note 13 to the Consolidated Financial Statements in Item 8, alleging the presence of naturally occurring radioactive materials ("NORM") and other hazardous substances as a result of oil and gas operations conducted on properties operated or owned by the Company and its predecessors in title or NORM contaminated pipe delivered to a pipe cleaning facility, of which the Company contributed a minor amount of pipe. American has remediated several of these properties and believes these remediation efforts will significantly reduce the basis for the plaintiffs' damage claims. Because of the early stages of these proceedings, it is not possible to quantify what liabilities, if any, the Company might incur.

CHANGING OIL AND GAS PRICES

      The Company's revenues and cash flows are affected by changes in oil and gas prices. Moreover, the Company's bank borrowing capacity is largely dependent upon oil and gas prices. Oil and gas prices are subject to substantial seasonal, political and other fluctuations that the Company is unable to control or accurately predict.

     During 1994, American's average realized gas price fluctuated from a high of $2.30 per Mcf in March to a low of $1.63 per Mcf in October. Gas prices have fallen subsequent to year-end 1994 to a recent price of $1.44 per MMBtu, which is the quoted price for March 1995 production for Henry Hub. The Company's average realized oil price ranged from $12.84 to $17.61 per Bbl during 1994. To help mitigate the impact of oil and gas price declines, the Company has several swap agreements in place with approximately 41% and

23% of the Company's December 1994 average daily oil production and gas production, respectively, hedged through June 1995 and March 1995, respectively.

POSSIBLE RESTRUCTURING OF THE BOARD OF DIRECTORS

      Based on discussions with several of the APPL Program partners who exchanged their interests for common stock of American, the Company plans to restructure its Board of Directors to decrease the size of the Board and, among other things, to increase the number of Board members with senior level oil and gas operating backgrounds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying "Index of Financial Statements" at Page F-1. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                       23

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)  Directors

      The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of December 31, 1994 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), is incorporated herein by reference.

      (b)  Executive Officers

      Information concerning executive officers is set forth in Item 1. of
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of December 31, 1994 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the captions "Principal Security Holders" and "Security Ownership of Management" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of December 31, 1994 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of December 31, 1994 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

                                       24

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

            1. Financial Statements

               See the accompanying "Index of Financial Statements" at Page F-1.

            3. Exhibits

               See the accompanying "Index of Exhibits" at Page X-1.

      (b) The registrant filed no reports on Form 8-K during the fourth quarter of 1994.

                                       25

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1995.

                         AMERICAN EXPLORATION COMPANY
                                 (Registrant)

                               By: /S/  MARK ANDREWS
                                        Mark Andrews
                                        Chairman of the Board
                                        and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1995.

           SIGNATURE                             TITLE
           ---------                             -----

/S/  MARK ANDREWS                        Chairman of the Board
     Mark Andrews                        and Chief Executive Officer
                                         (Principal Executive Officer)

/S/  JOHN M. HOGAN                       Senior Vice President
     John M. Hogan                       and Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

/S/  O. DONALDSON CHAPOTON               Director
     O. Donaldson Chapoton

/S/  HARRY W. COLMERY, JR.               Director
     Harry W. Colmery, Jr.

/S/  IRVIN K. CULPEPPER, JR.             Director
     Irvin K. Culpepper, Jr.

/S/  WALTER J.P. CURLEY                  Director
     Walter J.P. Curley

                                       26

/S/  PHILLIP FROST, M.D.                 Director
     Phillip Frost, M.D.

/S/  PETER G. GERRY                      Director
     Peter G. Gerry

/S/  H. PHIPPS HOFFSTOT, III             Director
     H. Phipps Hoffstot, III

/S/  JOHN E. JUSTICE, III                Director
     John E. Justice, III

/S/  MARK KAVANAGH                       Director
     Mark Kavanagh

/S/  JOHN H. MOORE                       Director
     John H. Moore

/S/  PETER P. NITZE                      Director
     Peter P. Nitze
                                       27

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

                         INDEX OF FINANCIAL STATEMENTS

                                                                           PAGE
Financial Statements:
Report of Independent Public Accountants ...............................    F-2

Consolidated Balance Sheets as of December 31, 1994 and 1993 ...........    F-3

Consolidated Statements of Operations for the Three Years Ended
  December 31, 1994 ....................................................    F-4

Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 1994 ....................................................    F-5

Consolidated Statements of Stockholders' Equity for the Three
  Years Ended December 31, 1994 ........................................    F-6

Notes to Consolidated Financial Statements .............................    F-7

Supplemental Information on Oil and Gas Producing Activities ...........    F-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
American Exploration Company:

         We have audited the accompanying consolidated balance sheets of American Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the consolidated financial statements, effective December 31, 1994, the Company changed its method of accounting for impairments of proved oil and gas properties.

ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 1995

                          CONSOLIDATED BALANCE SHEETS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                                              DECEMBER 31,
                                                                                                    --------------------------------
                                                                                                       1994                  1993
                                                                                                    ---------             ---------
                                     ASSETS
Current assets:
  Cash and temporary cash investments ..................................................            $   9,973             $  12,236
  Accounts receivable ..................................................................               10,652                 7,888
  Receivables from partnerships ........................................................                4,488                   987
  Inventory ............................................................................                  293                   352
  Other current assets .................................................................                  721                   766
                                                                                                    ---------             ---------
    Total current assets ...............................................................               26,127                22,229
                                                                                                    ---------             ---------
Property, plant and equipment:
  Oil and gas properties, based on successful
    efforts accounting .................................................................              318,453               257,953
  Other property and equipment .........................................................               12,530                12,102
                                                                                                    ---------             ---------
                                                                                                      330,983               270,055
  Less:  Accumulated depreciation, depletion and
    amortization .......................................................................              135,578               109,170
                                                                                                    ---------             ---------
    Property, plant and equipment, net .................................................              195,405               160,885
                                                                                                    ---------             ---------
Other assets ...........................................................................                2,362                 2,484
                                                                                                    ---------             ---------
      Total assets .....................................................................            $ 223,894             $ 185,598
                                                                                                    =========             =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ....................................................            $     154             $     746
  Accounts payable .....................................................................               14,391                17,721
  Accrued liabilities ..................................................................               15,629                11,946
  Obligation to net profits investors ..................................................                   55                 1,939
                                                                                                    ---------             ---------
    Total current liabilities ..........................................................               30,229                32,352
                                                                                                    ---------             ---------
Long-term debt .........................................................................               69,712                62,848
                                                                                                    ---------             ---------
Note payable to related party ..........................................................               31,128                  --
                                                                                                    ---------             ---------
Other liabilities ......................................................................                4,779                 3,161
                                                                                                    ---------             ---------
Deferred income taxes ..................................................................                  336                   831
                                                                                                    ---------             ---------
Commitments and contingencies (Note 13)

Stockholders' equity:
  Convertible preferred stock, $1.00 par value, 4,000 shares
    issued and outstanding in 1994 and 1993 ............................................                    4                     4
  Common stock, $.05 par value; issued: 114,775,000 shares (1994)
    and 70,605,368 shares (1993); outstanding: 114,683,132 shares
    (1994) and 70,513,500 shares (1993) ................................................                5,739                 3,531
  Additional paid-in capital ...........................................................              267,652               212,419
  Accumulated deficit ..................................................................             (184,676)             (128,060)
  Treasury stock, at cost; 91,868 shares (1994 and 1993) ...............................                 (342)                 (342)
  Unearned compensation ................................................................                 (525)                 (916)
  Notes receivable from officers .......................................................                 (142)                 (230)
                                                                                                    ---------             ---------
    Total stockholders' equity .........................................................               87,710                86,406
                                                                                                    ---------             ---------
      Total liabilities and stockholders' equity .......................................            $ 223,894             $ 185,598
                                                                                                    =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                              1994              1993               1992
                                                                           ---------          --------          ----------
REVENUES:
  Oil and gas sales ..............................................         $  50,033          $ 49,589          $  58,560
  Gas settlement income ..........................................               374            15,592              1,849
  Gain (loss) on sales of oil and gas properties .................             1,110            (6,894)            (1,309)
  Other revenues (costs), net ....................................              (158)             (129)               908
                                                                           ---------          --------          ----------
    Total revenues ...............................................            51,359            58,158             60,008
                                                                           ---------          --------          ----------
COSTS AND EXPENSES:
  Production and operating .......................................            21,302            15,998             19,412
  Depreciation, depletion and amortization .......................            29,616            23,635             30,193
  General and administrative .....................................            10,035             7,413             11,047
  Taxes other than income ........................................             5,710             4,601              5,606
  Exploration ....................................................             2,559             7,554              7,843
  Impairment .....................................................            33,570            10,975             45,586
                                                                           ---------          --------          ----------
    Total costs and expenses .....................................           102,792            70,176            119,687
                                                                           ---------          --------          ----------
LOSS FROM OPERATIONS .............................................           (51,433)          (12,018)           (59,679)
                                                                           ---------          --------          ----------
OTHER INCOME (EXPENSE):
  Interest expense ...............................................            (6,638)           (6,847)            (9,485)
  Other income (expense), net ....................................            (2,619)              191               (576)
                                                                           ---------          --------          ----------
    Total other expense ..........................................            (9,257)           (6,656)           (10,061)
                                                                           ---------          --------          ----------

LOSS BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEM .........................................           (60,690)          (18,674)           (69,740)

Income tax benefit (provision) ...................................               455              (505)              (108)
Minority interest in subsidiary ..................................              --                  (7)               949
                                                                           ---------          --------          ----------

LOSS BEFORE EXTRAORDINARY ITEM ...................................           (60,235)          (19,186)           (68,899)

Extraordinary gain on extinguishment of debt .....................             5,419              --                3,100
                                                                           ---------          --------          ----------

NET LOSS .........................................................           (54,816)          (19,186)           (65,799)

Preferred stock dividends ........................................            (1,800)              (75)              --
                                                                           ---------          --------          ----------

NET LOSS TO COMMON STOCK .........................................         $ (56,616)         $(19,261)         $ (65,799)
                                                                           =========          ========          ==========
NET LOSS PER COMMON SHARE:
  Primary and fully diluted:
    Loss before extraordinary item................................         $    (.77)         $   (.28)         $   (1.07)
    Extraordinary item............................................               .07               --                 .05
                                                                           ---------          --------          ----------
      NET LOSS PER COMMON SHARE...................................         $    (.70)         $   (.28)         $   (1.02)
                                                                           =========          ========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                      1994               1993                1992
                                                                                    --------           --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................          $(54,816)          $(19,186)          $ (65,799)
  Adjustments to arrive at net cash provided by
   operating activities:
    Depreciation, depletion and amortization .............................            29,616             23,635              30,193
    Loss (gain) on sales of oil and gas properties .......................            (1,110)             6,894               1,309
    Exploration expense ..................................................             1,888              4,720               4,600
    Impairment expense ...................................................            33,570             10,975              45,586
    Extraordinary gain ...................................................            (5,419)              --                (3,100)
    Other, net ...........................................................             2,909               (150)                347
  Changes in operating working capital:
    Accounts receivable ..................................................            (2,899)               411               4,813
    Other current assets .................................................              (320)               920               1,224
    Accounts payable and accrued liabilities .............................             1,874             (1,939)             (5,144)
  Other operating ........................................................             2,454             (1,563)                208
                                                                                    --------           --------           ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................             7,747             24,717              14,237
                                                                                    --------           --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of oil and gas properties ..................................           (28,387)            (4,273)             (3,283)
  Development and exploration expenditures ...............................           (20,944)           (18,675)            (18,555)
  Other capital expenditures .............................................              (558)            (1,219)               (678)
  Sales of oil and gas properties ........................................             2,638             35,666               2,881
  Other investing ........................................................            (3,683)            (2,488)               (989)
                                                                                    --------           --------           ---------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................           (50,934)             9,011             (20,624)
                                                                                    --------           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings ...................................................            23,000             12,500             109,650
  Bank debt repayments ...................................................            (1,500)           (60,000)           (129,650)
  Issuance of 11% senior subordinated notes ..............................              --                 --                10,000
  Borrowings under bridge credit facility ................................            32,078               --                  --
  Repayments under bridge credit facility ................................              (950)              --                  --
  Repayments of other debt ...............................................            (8,622)            (4,001)            (10,808)
  Issuance of common stock and warrants ..................................             2,100              1,348              28,096
  Issuance of preferred stock ............................................              --               20,000                --
  Preferred stock dividends ..............................................            (1,800)               (75)               --
  Debt and equity issuance costs and other ...............................            (3,382)            (2,152)             (4,598)
                                                                                    --------           --------           ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................            40,924            (32,380)              2,690
                                                                                    --------           --------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................              --                   (9)                166
                                                                                    --------           --------           ---------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS ............................................            (2,263)             1,339              (3,531)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR .................            12,236             10,897              14,428
                                                                                    --------           --------           ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR .......................          $  9,973           $ 12,236           $  10,897
                                                                                    ========           ========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                                              FOREIGN
                                                     CONVERTIBLE               ADDITIONAL                     CURRENCY
                                                      PREFERRED   COMMON        PAID-IN        ACCUMULATED   TRANSLATION   TREASURY
                                                        STOCK     STOCK         CAPITAL          DEFICIT      ADJUSTMENT     STOCK
                                                       --------   --------    ----------      ------------    ----------    -------
BALANCE, DECEMBER 31, 1991 .......................      $ --      $2,816      $ 167,844       $ (43,000)      $   102       $(329)
  Sale of common stock ...........................        --         660         27,431            --            --          --
  Exercise of stock options ......................        --        --               16            --            --           (13)
  Exercise of warrants ...........................        --        --                5            --            --          --
  Stock issuance costs ...........................        --        --           (2,340)           --            --          --
  Canadian Conquest debt restructuring costs .....        --        --             (410)           --            --          --
  Reclassification to assets held for sale<F1> ...        --        --             --              --           4,908        --
  Translation adjustment .........................        --        --             --              --          (6,731)       --
  Net loss .......................................        --        --             --           (65,799)         --          --
                                                        ----      ------      ---------       ---------       -------       -----

BALANCE, DECEMBER 31, 1992 .......................        --       3,476        192,546        (108,799)       (1,721)       (342)
  Sale of convertible preferred stock ............         4        --           19,996            --            --          --
  Sale of common stock ...........................        --          55          1,385            --            --          --
  Stock issuance costs ...........................        --        --           (1,508)           --            --          --
  Dividends on preferred stock ($18.75 per share)         --        --             --               (75)         --          --
  Unearned compensation on restricted
     common stock ................................        --        --             --              --            --          --
  Amortization of unearned compensation ..........        --        --             --              --            --          --
  Issuance of notes receivable to officers .......        --        --             --              --            --          --
  Sale of Canadian companies .....................        --        --             --              --           1,754        --
  Translation adjustment .........................        --        --             --              --             (33)       --
  Net loss .......................................        --        --             --           (19,186)         --          --
                                                        ----      ------      ---------       ---------       -------       -----
BALANCE, DECEMBER 31, 1993 .......................         4       3,531        212,419        (128,060)         --          (342)
  Issuance of shares in APPL Consolidation .......        --       2,133         54,097            --            --          --
  Sale of common stock ...........................        --          75          2,025            --            --          --
  Stock issuance costs ...........................        --        --             (889)           --            --          --
  Dividends on preferred stock ($450.00 per share)        --        --             --            (1,800)         --          --
  Amortization of unearned compensation ..........        --        --             --              --            --          --
  Repayments of notes receivable to officers .....        --        --             --              --            --          --
  Net loss .......................................        --        --             --           (54,816)         --          --
                                                        ----      ------      ---------       ---------       -------       -----

BALANCE, DECEMBER 31, 1994 .......................      $  4      $5,739      $ 267,652       $(184,676)      $  --        $(342)
                                                        ====      ======      =========       =========       =======       =====

                                                                          NOTES
                                                                        RECEIVABLE
                                                            UNEARNED      FROM
                                                          COMPENSATION  OFFICERS
                                                          ------------  --------
BALANCE, DECEMBER 31, 1991 .......................        $  --        $ --
  Sale of common stock ...........................           --          --
  Exercise of stock options ......................           --          --
  Exercise of warrants ...........................           --          --
  Stock issuance costs ...........................           --          --
  Canadian Conquest debt restructuring costs .....           --          --
  Reclassification to assets held for sale<F1> ...           --          --
  Translation adjustment .........................           --          --
  Net loss .......................................           --          --
                                                          -------       -----

BALANCE, DECEMBER 31, 1992 .......................           --          --
  Sale of convertible preferred stock ............           --          --
  Sale of common stock ...........................           --          --
  Stock issuance costs ...........................           --          --
  Dividends on preferred stock ($18.75 per share)            --          --
  Unearned compensation on restricted
     common stock ................................         (1,007)       --
  Amortization of unearned compensation ..........             91        --
  Issuance of notes receivable to officers .......           --          (230)
  Sale of Canadian companies .....................           --          --
  Translation adjustment .........................           --          --
  Net loss .......................................           --          --
                                                          -------       -----
BALANCE, DECEMBER 31, 1993 .......................           (916)       (230)
  Issuance of shares in APPL Consolidation .......           --          --
  Sale of common stock ...........................           --          --
  Stock issuance costs ...........................           --          --
  Dividends on preferred stock ($450.00 per share)           --          --
  Amortization of unearned compensation ..........            391        --
  Repayments of notes receivable to officers .....           --            88
  Net loss .......................................           --          --
                                                          -------       -----

BALANCE, DECEMBER 31, 1994 .......................       $  (525)      $(142)
                                                          =======       =====

<F1>    Amount represents the reclassification, to assets held for sale, of the foreign currency translation adjustment related to the Canadian foothill properties that the Company sold in mid-1993 (see Note 4).

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of American Exploration Company and its majority-owned subsidiaries (collectively referred to as "American" or the "Company"). The Company's investments in associated oil and gas programs are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each program's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current classifications.

MINORITY INTEREST

         Minority interest in subsidiary represents the minority stockholders' proportionate share of the net loss of Canadian Conquest Exploration, Inc. ("Canadian Conquest"). The Company held slightly more than a 50% interest in Canadian Conquest until September 1992 when the Company increased its ownership to 90% as part of a recapitalization of that entity. In June 1993, American sold its interest in Canadian Conquest (see Note 4).

INVENTORIES

         Inventories are recorded at cost and stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

         The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well has discovered proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Internal costs related to the acquisition, development and exploration of oil and gas properties are expensed as incurred. Interest is capitalized on qualifying assets, primarily unproved and unevaluated properties. Depreciation, depletion and amortization ("DD&A") of the cost of producing oil and gas properties is computed on the unit-of-production method. The Company also accrues for platform abandonment costs related to its offshore platform facilities on the unit-of-production method. The Company anticipates total abandonment costs to be approximately $7.2 million. As of December 31, 1994, the Company had accrued $5.1 million, which is included in accumulated DD&A. Unproved properties are assessed periodically, and any impairment in value is recognized currently as impairment expense.

         Property, plant and equipment other than oil and gas properties are depreciated by the straight-line method at rates based on the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized.

INVESTMENT PROGRAMS

         The Company manages various investment programs which were formed during 1983-1992 to acquire interests in producing oil and gas properties. Costs associated with the organization of future investment programs were deferred as other current assets until formation, at which time a reimbursement was received from program investors (see Note 10). The Company charges each investment program fees for reimbursement of expenses incurred in managing the program's operations and certain fees for services provided by technical employees of the Company. Such fees are recorded as reductions to general and administrative expense (see Note 10).

DERIVATIVES

         The Company periodically enters into swap agreements in order to hedge against volatility in oil and gas prices. Gains or losses on these transactions are reported as a component of oil and gas sales as the associated production occurs.

GAS BALANCING

         The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. At December 31, 1994 and 1993, the Company had recorded a liability of $3.7 million and $2.5 million, respectively, for properties having insufficient reserves to offset the gas imbalance. The increase from 1993 to 1994 primarily relates to imbalances acquired through the Company's acquisition of investors' interests in a series of institutional investment programs (the "APPL Programs") (see
Note 3).

FOREIGN CURRENCY TRANSLATION

         The results of operations attributable to the Company's Canadian operations, which were sold in mid- 1993, were measured using the local currency as the functional currency. The adjustments resulting from the translation of the assets and liabilities and income statement accounts of the Canadian operations were accumulated in the foreign currency translation adjustment component of stockholders' equity. In conjunction with the sales of the Company's Canadian operations, the Company wrote off the foreign currency translation adjustment balance of approximately $1.8 million to loss on sales of oil and gas properties (see Note 4). The U.S. dollar has been the functional currency for the Company's other foreign operations. Foreign currency transaction gains and losses are recognized currently in other income and were not material for 1993 or 1992. The Company had no foreign operational activity during 1994.

INCOME TAXES

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations (see Note 11).

NET LOSS PER COMMON SHARE

         Net loss per common share has been computed by dividing net loss, after reductions for certain preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents include the average shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect in the respective periods. Any assumed conversions of subordinated convertible notes payable or assumed exercise of stock options or warrants were antidilutive for 1994, 1993 and 1992. In addition, any assumed conversion of convertible preferred stock was antidilutive for 1994 and 1993. The weighted average shares used in the primary earnings per share calculations were 80,608,000 in 1994, 69,616,000 in 1993, and 64,195,000 in 1992.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


(2) CHANGE IN METHOD OF ACCOUNTING FOR IMPAIRMENTS OF PROVED OIL AND GAS PROPERTIES

         During 1990 and 1991, the Company acquired significant proved reserves through the acquisitions of Hershey Oil Corporation and Conquest Exploration Company. These reserves were acquired with an expectation that oil and gas prices would trend upward over time. Since these acquisitions were made, oil and gas prices have been subject to considerable volatility, resulting in economic losses of proved reserves and corresponding increases in the Company's DD&A rate per barrel of oil equivalent. Currently, the Securities and Exchange Commission has required, at a minimum, a company using the successful efforts method of accounting to recognize an impairment of proved oil and gas property costs if, on a company-wide basis, those costs exceed the undiscounted after-tax future net cash flows from proved reserves. The Company has been following that methodology and has been in compliance with it. Effective December 31, 1994, the Company changed its accounting policy related to recognizing impairment of proved oil and gas properties to a policy that is consistent with the provisions of the Financial Accounting Standards Board ("FASB") exposure draft, "Accounting for the Impairment of Long-Lived Assets".

         Under the Company's new policy, if the book value of an individual proved field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and the fair value. The Company has recorded a noncash impairment charge of approximately $25.0 million in 1994. The fair value used to calculate the impairment for an individual field is equal to the present value of its future net cash flows.

(3) APPL CONSOLIDATION

         During the period 1983-1990, American obtained long-term funding for many of its oil and gas property acquisitions through the APPL Programs. As of December 31, 1993, institutional investors had committed $507.7 million to these programs, while the Company had committed $54.7 million. The APPL Programs consisted primarily of limited partnerships ("APPL Partnerships") in which the Company acted as general partner and the institutions invested as limited partners. To meet the needs of tax-exempt investors, the Company also formed programs structured as secured debt financings ("APPL Debt Programs") and programs which invested in net profits interests.

         During 1994 and January 1995, the Company purchased limited partners' interests in the APPL Partnerships and net profits interests and debt interests in the APPL Debt Programs (the "APPL Consolidation"). The consideration paid for the acquisition of the APPL interests in 1994 was a combination of $31.1 million in cash and 42.7 million shares of the Company's common stock. In connection with the transaction, $13.6 million in nonrecourse debt was eliminated, resulting in an extraordinary gain totaling $5.4 million. In January 1995, the Company repurchased the remaining two investors' interests in the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of 3.4 million shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. The elimination of the APPL debt in 1995 resulted in an extraordinary gain of $2.5 million. No income tax expense has been recognized on the extraordinary gains.

         In addition to the acquisition of its interests in certain APPL Programs by American, New York Life Insurance Company ("New York Life") has agreed to transfer certain of its interests not acquired in the APPL Consolidation to ANCON Partnership Ltd. ("ANCON"). ANCON was formed at the end of 1993 by American and a subsidiary of New York Life to consolidate New York Life's other oil and gas holdings. The Company serves as general partner of ANCON and is required to purchase a 1% interest in any properties transferred to the partnership by New York Life. American has the option to acquire up to an additional 19% interest within six months of the transfer as allowed under the partnership agreement. The transfer of New York Life's APPL Program interests to ANCON is expected to occur in early 1995, with the Company acquiring a 1% interest in such properties at that time.

         The Company financed the cash portion of the APPL Consolidation through a $40.0 million nonrecourse secured credit facility ("bridge facility") extended by New York Life (see Note 6).

         The following pro forma summary of consolidated results of operations for the years ended December 31, 1994 and 1993 give effect to the APPL Consolidation as if it had occurred as of the beginning of 1993.

(in thousands except per share amounts)                 YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1994           1993
                                                       ----------     ----------

Pro forma revenues ...............................     $  75,612      $  94,937

Pro forma loss before extraordinary item .........       (56,034)       (16,465)

Pro forma net loss to common stock ...............       (57,834)        (8,404)

Pro forma net loss per common share:
  Primary and fully diluted:
    Loss before extraordinary item ...............     $    (.51)     $    (.15)
    Net loss .....................................          (.51)          (.08)

Weighted average shares outstanding:
  Primary and fully diluted ......................       113,783        112,286


         The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had this transaction occurred as of January 1, 1993.

(4)  DIVESTITURES

         The Company received cash proceeds of $2.6 million, $35.7 million and $2.9 million from the sales of oil and gas properties in 1994, 1993 and 1992, respectively. These sales resulted in a gain of $1.1 million in 1994 and losses of $6.9 million in 1993 and $1.3 million in 1992. Property sales in 1994 and 1992 related to the divestiture of low-value properties while the 1993 sales related primarily to the Company's divestiture of its Canadian operations as well as the sale of a partial interest in a significant domestic property.

         In 1992, the Company decided to sell a portion of its interest in the Henderson Canyon Field and its Canadian foothill properties. As a result, the Company wrote these assets down to their estimated current market value and reported a $39.3 million charge against earnings in 1992. In March 1993, American sold approximately 40% of its interest in the Henderson Canyon Field to several of the Company's investment programs for proceeds of approximately $8.7 million. In June and July 1993, the Company sold its Canadian foothill properties (while retaining a 4% overriding royalty interest in these properties) and also sold its 90% equity interest in Canadian Conquest and its wholly owned subsidiary, Conquest Ventures Canada, Inc., for aggregate proceeds of $26.1 million. The Company recognized losses totaling $4.0 million on the sales of the Canadian assets. In conjunction with the sales of the Canadian subsidiaries, the Company also recognized a $1.8 million loss related to the elimination of the foreign currency translation adjustment balance which was previously recorded as a component of stockholders' equity. Proceeds from these sales were primarily used to reduce bank debt. The remaining $1.1 million loss on sales of oil and gas properties for 1993 related to the sale of minor properties sold at auction in July 1993.


(5)  NYLOG PROGRAMS

         From 1985 until early 1992, subsidiaries of the Company and New York Life formed a series of publicly registered limited partnerships, the New York Life Oil & Gas Producing Properties Programs ("NYLOG Programs"). The NYLOG Programs invest in the acquisition and further development of producing oil and gas properties acquired by the Company. A total of $229.1 million has been invested by the limited partners in these programs since inception.

         New York Life and the Company each pay 5% of property acquisition costs of the NYLOG Programs and each receives 7.5% of net revenues until payout. Payout occurs when the limited partners receive distributions equal to their initial investment. After payout, the Company's and New York Life's interests in capital costs and net revenues each increase to 12.5%. One of the NYLOG Programs reached payout during 1992. For the other NYLOG Programs, it is difficult to predict when or if payout will occur due to the uncertainty of future energy prices, oil and gas production and operating and administrative costs.

(6)  DEBT

         The following table details the components of the Company's debt (in thousands):
                                                     DECEMBER 31,
                                                --------------------
                                                  1994        1993
                                                -------      -------
Bank credit agreement ...................      $ 28,000      $ 6,500
Note payable to related party ...........        31,128         --
11% senior subordinated notes ...........        35,000       35,000
APPL Debt promissory notes ..............         6,582       21,674
Other debt ..............................           284          420
                                                -------      -------
   Total ................................       100,994       63,594

Less:  Current maturities ...............           154          746
                                                -------      -------
   Total long-term debt .................      $100,840      $62,848
                                               ========      =======

BANK DEBT

         In December 1994, the Company entered into a new long-term revolving bank credit agreement which replaced the bank credit agreement previously in effect. The borrowing base, or amount available, under the new bank credit facility is currently $65.0 million, up from $30.0 million at year-end 1993. The amount outstanding under the facility at December 31, 1994 was $28.0 million, which was classified as long-term debt. The borrowings under this facility during 1994 were used to fund capital projects and reduce existing liabilities. In February 1995, the Company used excess borrowing capacity under this facility to refinance the bridge facility. The Company also had $806,000 in letters of credit outstanding at December 31, 1994 which are collateralized by the Company's borrowing base. The borrowing base under this facility is scheduled to be redetermined semiannually every March and September. In 1994, American paid fees of $663,000 relating to the activation of its new bank credit facility. The borrowing base is currently in the process of being redetermined by the banks. Management expects, based on current discussions with its lenders, that the borrowing base will be at least $65.0 million.

         Borrowings under this facility are secured by substantially all of the assets of the Company, excluding the assets of the APPL Debt financing subsidiaries and the assets acquired through bridge financing, as discussed below. At the option of the Company, borrowings bear interest at (i) LIBOR plus 1.50% or 1.75% or (ii) the higher of (A) the prime rate plus 0.50% or 0.75% or
(B) the federal funds rate plus 1.00% or 1.25%. If the total amounts outstanding are less than or equal to 70% of the borrowing base, the lower margins are added to the respective interest rates and vice versa. The weighted average interest on the Company's bank debt at December 31, 1994 was 9.0%. The Company is required to pay quarterly a 0.50% annual commitment fee on the difference between the aggregate commitment of $90.0 million and the daily average amount outstanding under this facility, including letters of credit. Principal on the remaining long-term portion is scheduled to be repaid over twelve quarterly installments commencing March 31, 1997. Interest is payable quarterly or upon maturity of the borrowing, if shorter, in the case of Eurodollar loans and monthly in the case of prime rate or federal funds rate loans.

NOTE PAYABLE TO RELATED PARTY

         In April 1994, New York Life extended to the Company a $40.0 million bridge facility to provide bridge financing for the APPL Consolidation and such other property acquisitions as New York Life shall approve. The Company paid a 0.50% commitment fee for the one-year facility and is required to pay a 1.25% financing fee on any amounts borrowed. Borrowings bear interest at the 30-day A1/P1 commercial paper rate plus 3% to 6% depending upon the time elapsed since the initial funding date. The weighted average interest on the bridge facility at December 31, 1994 was 10.01%. Borrowings under this facility are secured by the interests acquired. At December 31, 1994, the amount outstanding under the bridge facility was $31.1 million and is classified as long-term debt pursuant to management's refinancing of such amount as long-term debt under the bank credit facility in February 1995.

11% SENIOR SUBORDINATED NOTES

         In December 1991, the Company privately placed $35.0 million in senior subordinated notes and immediately exercisable detachable warrants with three institutional investors. The notes bear interest at 11% payable semiannually every June and December. The Company is required to begin repaying principal with annual installments of $5.6 million in December 1997. The final principal payment of $12.6 million is payable in December 2001. The warrants grant the holders the right to purchase approximately 11.5 million shares, as adjusted for issuances of stock and warrants subsequent to 1991, of the Company's common stock at an exercise price of $2.26 per share, subject to adjustment. In addition, each holder of the warrants has the option to tender the notes in lieu of cash as consideration for the exercise price.

APPL DEBT PROMISSORY NOTES

         During 1987 and 1988, wholly owned subsidiaries of the Company financed 90% of the cost of certain property acquisitions by selling promissory notes and production payments to the investors in the APPL Debt Programs. The Company eliminated $13.4 million of the APPL debt in 1994 through the APPL Consolidation. As part of the January 1995 APPL Consolidation transaction, the Company purchased the interests of the remaining investors in the APPL Debt Programs, thereby eliminating the $6.6 million outstanding balance at December 31, 1994. The elimination of the APPL debt through the APPL Consolidation resulted in an extraordinary gain on extinguishment of debt of $5.4 million in 1994 and $2.5 million in January 1995. No income tax expense has been recognized on the extraordinary gains (see Note 3).

         In 1992, the Company restructured the nonrecourse debt of one of the wholly owned subsidiaries associated with the APPL Debt Programs and recognized an extraordinary gain on extinguishment of debt of $3.1 million, net of transaction costs. No income taxes were recognized on this extraordinary gain since the Company incurred a net loss for 1992.

FEES RELATED TO DEBT INSTRUMENTS

         The Company incurs fees related to existing and new credit facilities which are reported as other expense. During 1994, 1993 and 1992, these fees totaled $2.8 million, $739,000 and $1.3 million, respectively.

DEBT COVENANTS

         The bank credit agreement and the 11% senior subordinated notes require the Company to comply with certain covenants including, but not limited to, restrictions on indebtedness, investments, payment of dividends and lease commitments. Cash dividends are prohibited on the Company's common stock and preferred dividends are limited to the lesser of 10% of the preferred stock offering proceeds or $7.5 million in any one year. These agreements also include net worth covenants which were amended effective July 1994 in conjunction with the issuance of American common stock related to the APPL Consolidation. Net worth must not be less than $65.0 million less write-downs plus 50% of any equity issuances. For purposes of this test, write-downs may not exceed $6.8 million through June 30, 1994 plus any noncash charges after June 30, 1994 in connection with proposed pronouncements on accounting for impairments of long-lived assets. At December 31, 1994, the Company's calculated net worth requirement was $62.4 million and the Company's stockholders' equity was $87.7 million. In addition, these agreements contain cross-default provisions.

ANNUAL MATURITIES

         Based on the amounts outstanding at December 31, 1994, the aggregate maturities of debt for the next five years are as follows: 1995 - $154,000; 1996
- $130,000; 1997 - $25.3 million; 1998 - $25.3 million; 1999 - $25.3 million.
The annual maturities do not include any amounts related to the APPL Debt promissory notes since the promissory notes outstanding at year-end 1994 were eliminated in January 1995 in conjunction with the APPL Consolidation.

(7)  PREFERRED STOCK

         The Company has authorized 100,000 shares of preferred stock, par value $1.00 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. At December 31, 1994, American had 4,000 shares of convertible preferred stock outstanding and an additional 85,000 shares of preferred stock reserved under the Company's Stockholder Rights Plan.

CONVERTIBLE PREFERRED STOCK

         In December 1993, the Company privately placed 800,000 depositary shares, each representing a 1/200 interest in a share of $450 Cumulative Convertible Preferred Stock, Series C (the "Convertible Preferred Stock"). The Convertible Preferred Stock has a stated value of $5,000 per share, with dividends payable quarterly at the annual rate of $450 per share. The Convertible Preferred Stock is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price of $1.50 per share, subject to adjustment in certain circumstances. Beginning December 31, 1997, the Convertible Preferred Stock will be redeemable at the option of the Company, in whole or in part, at any time. The initial redemption price is $5,270 per share, declining ratably on December 31 of each year to a redemption price of $5,000 per share on and after December 31, 2003, plus accrued and unpaid dividends.

         The Convertible Preferred Stock has a special conversion right that becomes effective upon the occurrence of certain types of significant transactions affecting ownership or control of the Company. If the special conversion right becomes effective, the then prevailing conversion price would be reduced to the market value of the common stock, not to be reduced below a minimum conversion price of $1.125 per share of common stock.

STOCKHOLDER RIGHTS PLAN

         In September 1993, the Board of Directors of the Company declared a distribution of one right ("Right") for each outstanding share of common stock to stockholders of record at the close of business on October 8, 1993 and for each share of common stock issued by the Company thereafter and prior to the "Distribution Date", as defined. Each Right entitles the registered holder to purchase one ten-thousandth of a share (a "Unit") of Series B Preferred Stock at a price of $7.50 per Unit, subject to adjustment.

         The Rights are exercisable only upon the occurrence of certain triggering events, including the acquisition by a person or group of 15% or more of the Company's outstanding common stock, other than those persons that acquired common stock through the APPL Consolidation. If a triggering event occurs, holders of each Right would be entitled to receive, upon exercise, the Units of Series B Preferred Stock (or stock of the acquiring entity, as the case may be) having a value equal to two times the exercise price of the Right. Such Rights do not extend to any holder whose action triggered the Right.

         The Rights may be redeemed in whole by American at $0.01 per Right any time until the 10th business day following public announcement that a person or group, other than those persons that acquired common stock through the APPL Consolidation, has acquired, obtained the right to acquire or otherwise obtained beneficial ownership of 15% or more of the Company's outstanding common stock.

(8)  COMMON STOCK

         The Company has authorized 200,000,000 shares of common stock, of which 114,775,000 shares were issued and 114,683,132 shares were outstanding at December 31, 1994. A schedule of the changes in the Company's common stock is provided below:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                     1994                1993               1992
                                                                                 -----------         ----------         -----------
Outstanding shares at beginning of year ................................          70,513,500         69,417,231          56,243,947
Issuance of shares in APPL Consolidation ...............................          42,669,632               --                  --
Issuance of shares in private offering .................................           1,500,000               --                  --
Issuance of shares in public offering ..................................                --                 --            11,170,000
Issuance of shares in Canadian Conquest restructuring ..................                --                 --             2,000,000
Issuance of shares to key officers .....................................                --            1,095,875                --
Exercise of stock options ..............................................                --                  200               6,250
Exercise of warrants ...................................................                --                 --                 2,000
Adjustment of shares issued in Conquest acquisition ....................                --                  194                --
Treasury stock transactions ............................................                --                 --                (4,966)
                                                                                 -----------         ----------         -----------
         Outstanding shares at end of year .............................         114,683,132         70,513,500          69,417,231
                                                                                 ===========         ==========         ===========

         At the Company's annual meeting held in June 1994, American obtained stockholder approval to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. Upon obtaining stockholder approval, the Company reserved 4,444,444 shares for issuance pursuant to the special conversion rights of the Convertible Preferred Stock. The increase in the number of authorized shares also allowed American to privately issue 1.5 million shares of common stock in August 1994, resulting in proceeds of $2.1 million. In addition, the Company was able to issue 46.1 million shares of common stock at fair market value in the APPL Consolidation, including 3.4 million shares of common stock issued in January 1995 (see Note 3).

         At December 31, 1994, the Company had outstanding two series of warrants to purchase common stock. The first series of warrants was issued in conjunction with the private placement of 11% senior subordinated notes in 1991 and expire in 2001 (the "2001 Warrants"). At year-end 1994, the 2001 Warrants were priced at $2.26 per share and are callable by the Company beginning in December 1996, but only in the event that the Company's common stock has traded at a specified price above the exercise price for a specified period.

         The second series of warrants was issued to an institutional investor in conjunction with the Canadian Conquest restructuring in 1992 and expire in 1999 (the "1999 Warrants"). At year-end 1994, the 1999 Warrants were exercisable at a price of $2.32 per share and are callable by the Company at the current exercise price per warrant, but only in the event that the Company's common stock has traded at a specified price above the current exercise price for a specified period.

         Both the 2001 Warrants and the 1999 Warrants contain provisions which would adjust the exercise price and number of warrants under certain circumstances, most of which have a dilutive effect on equity.

         Shares of common stock reserved for future issuance as of December 31, 1994 were as follows:

Exercise of stock options .......................................      2,896,531
Exercise of 2001 Warrants .......................................     11,528,254
Exercise of 1999 Warrants .......................................      3,099,440
Conversion of Convertible Preferred Stock .......................     13,333,333
Special conversion rights of Convertible Preferred Stock ........      4,444,444
                                                                      ----------
Total shares reserved ...........................................     35,302,002
                                                                      ==========

(9)  EMPLOYEE BENEFIT PLANS

STOCK COMPENSATION PLANS

          The American Exploration Company Stock Compensation Plan established in 1983 (the "1983 Plan") provides for the issuance of up to 5,000,000 shares of the Company's common stock. The 1983 Plan also authorizes the issuance of stock appreciation rights in conjunction with stock options and the granting of restricted common stock and performance shares. No restricted common stock was issued in 1994 or 1992. In 1993, the executive officers of the Company purchased 797,250 shares of restricted common stock for $.05 per share. The difference between the aggregate fair market value of the restricted shares purchased and the purchase price is considered unearned compensation at the time of grant and compensation is earned ratably over the vesting period of 33 1/3% per year commencing with the first anniversary of grant. No stock appreciation rights or performance shares were granted under the 1983 Plan during the three-year reporting period.

          The exercise price, term and other conditions applicable to each option granted under the 1983 Plan are determined at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the stock's fair market value on the date of grant. The purchase price of the shares as to which an option is exercised is payable in cash, the Company's common stock or a combination of cash and stock.

          In conjunction with the Hershey acquisition in 1990, the Hershey stock option plans were amended and restated such that the Company assumed the obligation for the stock options outstanding under the Hershey plans at the acquisition date. At December 31, 1994, there were 622,655 options outstanding under the amended and restated Hershey plans.

          Detailed information on stock option transactions is provided below:

                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              1994         1993         1992
                                          -----------   ----------   ----------
Options outstanding at beginning of year    3,742,582    5,624,576    4,756,268
Options granted ........................         --         10,200    1,275,750
Options terminated .....................     (846,051)  (1,891,994)    (401,192)
Options exercised ......................         --           (200)      (6,250)
                                          -----------   ----------   ----------
Options outstanding at end of year .....    2,896,531    3,742,582    5,624,576
                                          ===========   ==========   ==========

Options exercisable at end of year .....    2,424,656    2,711,904    3,447,469
                                          ===========   ==========   ==========

Option price range:
Options granted ........................ $      --     $1.25-1.44   $1.81-2.88
Options terminated .....................  1.81-5.00     1.81-5.00    2.50-5.00
Options exercised ......................        --      1.25-1.44    2.00-2.50
Options outstanding at end of year .....  1.31-4.75     1.31-5.00    1.81-5.00


         In November 1994, the Board of Directors adopted the 1994 American Exploration Company Stock Compensation Plan (the "1994 Plan"), subject to approval by stockholders at the 1995 Annual Meeting of Stockholders. The purpose of the 1994 Plan is to attract and retain key employees of the Company by providing rewards for past performance and incentives for future service. Under the 1994 Plan, 9,000,000 shares of the Company's common stock are available for the granting of stock options, restricted common stock and performance shares. In addition, performance units may be awarded and stock appreciation rights may be issued in conjunction with the stock options. All terms and conditions of the various awards are determined at the time of grant. In November 1994, the Compensation Committee of the Board of Directors, which administers this plan, granted 2,968,000 stock options, subject to stockholder approval as discussed above, at an exercise price equal to the fair market value of the Company's common stock on the date of grant. In addition, several executive officers have the right to receive stock options covering eight shares for each share of common stock they purchase between November 1994 and two months after the 1994 Plan is approved up to a total of 1,600,000 stock options.

PHANTOM STOCK PLAN

         In September 1993, the Board of Directors of the Company adopted a Phantom Stock Plan (the "Phantom Stock Plan"). The purpose of the Phantom Stock Plan is to provide a further means of motivating and retaining key employees of the Company by providing rewards for past performance and incentives for future service. These rewards currently include restricted units and option units; however, if the 1994 Plan is approved by stockholders, participants in the Phantom Stock Plan have the right to convert their option units to stock options.

         The executive officers of the Company purchased 298,625 shares of common stock, purchased 797,250 shares of restricted common stock under the 1983 Plan and were awarded 1,594,500 option units under the Phantom Stock Plan. The remaining key employees were granted 56,500 restricted units and 113,000 option units in 1994 and 337,906 restricted units and 675,812 option units in 1993. In each case, the price for the option units equaled the fair market value of the Company's common stock on the date of the awards. The grant price for the restricted units to the remaining key employees was below market value. Consequently, the Company records a noncash charge to operations over the vesting period of the restricted units and option units for the difference between the grant price and the then market value of the common stock. These noncash charges totaled $22,000 and $25,000 in 1994 and 1993, respectively.

         The restricted units awarded vest at 33 1/3% per year commencing with the first anniversary of grant, and option units vest at 25% per year from date of grant. Upon vesting, a participant receives a cash payment for the difference between the grant price and the then market value of the common stock for the restricted units and option units. Such cash payments totaled $24,000 for 1994. Under the Phantom Stock Plan, participants do not receive shares of the Company's common stock.

EMPLOYEE STOCK OWNERSHIP PLAN

         The employee stock ownership plan is a noncontributory plan to acquire shares of the Company's common stock for the benefit of all employees. The amount of Company contributions to the plan is determined at the discretion of the Compensation Committee of the Board of Directors. There were no Company contributions in 1994 or 1993. The Company contributed $920,000 to the plan during 1992 to acquire 392,420 shares. Company contributions are expensed as incurred.

         In September 1994, the Board of Directors voted to terminate the plan. Upon obtaining a favorable ruling from the Internal Revenue Service on the plan's termination, distributions to the plan's participants will commence and are expected to be concluded in 1995.

EXPLORATION GROUP INVESTMENT PLAN

         The Exploration Group Investment Plan, established in 1991, enables the Company to make available up to 10% of the Company's net revenue interest in certain domestic exploration prospects to certain employees of the Company involved in its exploratory activities. Electing participants pay their designated share of the costs associated with such exploratory prospects and their interests convert into overriding royalties in the successful prospects. During 1994, there was no activity in this plan.

(10)  RELATED-PARTY TRANSACTIONS

NOTES RECEIVABLE FROM OFFICERS

         At December 31, 1994, the Company held $142,000 of notes receivable from executive officers of the Company. The Company provided loans to the executive officers to purchase a portion of the common stock issued in September 1993 in conjunction with the Phantom Stock Plan. The notes bear interest at 3.9% and are payable in equal installments through October 1996.

NEW YORK LIFE

         New York Life is the second largest stockholder of the Company, owning approximately 9.0% of its voting stock as of December 31, 1994. Since 1983, New York Life had been a substantial investor in each of the Company's APPL Programs, providing 35% of the amount committed by co-investors. New York Life made no investments in the APPL Programs during the past three years. In conjunction with the APPL Consolidation, New York Life sold certain of its APPL Program interests to the Company and agreed to transfer its remaining interests to ANCON (see Note 3). During the period 1985-1992, the Company and a subsidiary of New York Life, as co-general partners, formed the NYLOG Programs which were sold to the public by New York Life agents and independent broker-dealers. New York Life invested $74,000, $1.3 million and $147,000 in the NYLOG Programs for the years ended December 31, 1994, 1993 and 1992, respectively.

         In December 1993, American and a subsidiary of New York Life formed a new partnership, ANCON (see Note 3). New York Life transferred $9.6 million of oil and gas properties to the partnership in 1993. American acquired a 20% interest in these properties for $1.5 million. No properties were contributed to the partnership in 1994. Capital contributions by New York Life to ANCON for development activity totaled $813,000 in 1994.

         In April 1994, New York Life extended to the Company a $40.0 million bridge facility (see Note 6). American paid interest, commitment and financing fees on this facility totaling $1.6 million in 1994. At December 31, 1994, the Company had outstanding under this facility $31.1 million. In February 1995, the Company refinanced this amount using excess borrowing capacity under its bank credit facility.

INVESTMENT PROGRAMS

          The Company is the operator on certain properties owned by the NYLOG Programs, ANCON and joint ventures and accordingly charges these entities and third party joint interest owners operating fees. The Company is also reimbursed for costs incurred in managing the operations of the NYLOG Programs and ANCON. The administrative and technical fees shown below also include amounts related to the APPL Programs, which were consolidated into American's operations during 1994 and early 1995. The following table summarizes certain fees charged by the Company to the investment programs and ANCON (in thousands):
                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                             1994           1993          1992
                                            ------         ------        ------
Administrative and technical fees .....     $8,121         $8,190        $8,794
Program formation fees.................       --             --             547

OTHER TRANSACTIONS

         Legal fees incurred for services by a law firm in which a partner is a director of the Company totaled $377,000 in 1994 and $243,000 in 1993. Legal fees paid to this law firm in 1992 were not material.

(11) INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS No. 109. The prior year's financial statements were not adjusted to reflect the new accounting method, and the cumulative effect related to the adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations. SFAS No. 109 requires the use of an asset and liability approach under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The Company reported a 1994 loss before income taxes and extraordinary item totaling $60.7 million, of which $54.0 million related to domestic operations and $6.7 million related to foreign operations. The Company's income tax provision (benefit) for the years ended December 31, 1994, 1993 and 1992 is detailed below (in thousands):
                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994         1993         1992
                                             --------     --------     --------
Current:
  Federal ...............................    $   --       $    150     $   --
  State .................................          39          476          118
                                             --------     --------     --------
                                                   39          626          118
                                             --------     --------     --------
Deferred:
  Federal ...............................        --           --           --
  State .................................        (494)        (121)         (10)
                                             --------     --------     --------
                                                 (494)        (121)         (10)
                                             --------     --------     --------
    Total ...............................    $   (455)    $    505     $    108
                                             ========     ========     ========

        The difference between the provision (benefit) for income taxes and the amount which would be determined by applying the statutory federal income tax rate to loss before income taxes and extraordinary items for the years ended December 31, 1994, 1993 and 1992 is analyzed below (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1994         1993         1992
                                              --------     --------     --------
Loss before income taxes
  and extraordinary item ................    $(60,690)    $(18,674)    $(69,740)

Income tax provision (benefit)
  at the statutory rate .................    $(21,242)    $ (6,536)    $(23,712)
  Change in valuation allowance .........      22,203       (1,133)      18,732
  Federal alternative minimum tax .......        --            150         --
  State income tax ......................          39          476          118
  Other .................................      (1,455)       7,548        4,970
                                             --------     --------     --------
     Income tax provision (benefit) .....    $   (455)    $    505     $    108
                                             ========     ========     ========

        The Company's deferred income tax liability at December 31, 1994 and 1993 is comprised of the tax benefit (cost) associated with the following items (in thousands):
                                                              DECEMBER 31,
                                                     ---------------------------
                                                        1994               1993
                                                     ---------          --------
Deferred tax asset:
  Minimum tax carryforwards ...............         $     479          $    556
  Investment tax credit carryforwards .....             1,873             1,759
  State income tax ........................             3,203             3,238
  Net operating loss carryforwards ........            95,732            90,092
                                                     ---------          --------
    Gross deferred tax asset ..............           101,287            95,645
Valuation allowance .......................           (93,221)          (71,018)
                                                     ---------          --------
                                                        8,066            24,627
                                                     ---------          --------
Deferred tax liability:
  State income tax ........................              (336)             (831)
  Acquisition, exploration and
   development costs ......................            (8,066)          (24,627)
                                                     ---------          --------
    Gross deferred tax liability ..........            (8,402)          (25,458)
                                                     ---------          --------

Net deferred tax liability ................         $    (336)         $   (831)
                                                     =========          ========

        The net deferred tax asset valuation allowance of $93.2 million reflects the amounts for which utilization is not assured due to the expiration of net operating loss carryforwards and the effects of future drilling costs.

        As of December 31, 1994, the Company had cumulative net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $274.0 million, of which approximately 20% will expire in the next five years. Included in the total NOL's are approximately $71.5 million which arose through an acquisition completed in 1987, and $143.7 million which arose through the acquisition of Conquest in 1991. These acquired NOL's may be used to offset the respective subsidiaries' taxable income subject to individual annual and cumulative limits. In addition to the individual limitations, changes in the Company's ownership have resulted in an overall limitation on the amount of benefit to be realized from the NOL carryforwards in the amount of approximately $13.7 million annually. Any unused portion of the benefit is carried forward. For 1995, the cumulative limit for utilization of available NOL's is $67.0 million. Unless utilized, the Company's NOL's will begin expiring in 1995. The Company also has investment tax credit carryforwards of approximately $1.9 million, which begin expiring in 1995. The Company has an alternative minimum tax credit carryforward of approximately $479,000 which does not expire and is available to offset regular income taxes in future years, but only to the extent that regular income taxes exceed the alternative minimum tax in such years.


(12)  DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

DERIVATIVES

        The Company has only limited involvement with derivative financial instruments and does not use or issue them for trading purposes. They are used to manage the risk associated with oil and gas prices.

        At December 31, 1994, the Company had several swap agreements in place to hedge against a downturn in oil and gas prices over the next six months. For the period January 1995 through March 1995, American has two swap transactions covering 15,000 MMBtu of gas per day hedged at a weighted average fixed price of $2.15 per MMBtu. If the market price is above $2.15, the Company will pay 50% of the difference between

$2.15 and the market price; and if the market price is below $2.15, the Company will receive 100% of the difference. The market price is defined as the price quoted in the first publication of INSIDE F.E.R.C.'S GAS MARKET REPORT for the month of production for Henry Hub or Houston Ship Channel deliveries. For the period January 1995 through June 1995, the Company has 362,000 barrels of oil hedged at a floor of $17.96 per Bbl NYMEX WTI Light Crude Oil. There were no swap agreements in effect at December 31, 1993.

        The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreements. However, the Company anticipates that the counterparty will be able to fully satisfy its obligation under the agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1994 (in thousands):

                                                       CARRYING         FAIR
                                                        VALUE           VALUE
                                                       --------        -------
Long-term debt (1)................................      $100,994        $98,538
Price swap agreements (2).........................            57            806

(1) Fair value is carrying value for the Company's long-term debt, other than the APPL debt promissory notes, based on the fact these financial instruments are at the current interest rates available for debt with similar terms and maturities. Fair value for the APPL debt is the carrying value less the extraordinary gain recognized subsequent to year-end 1994 for the elimination of this debt through the APPL Consolidation.

(2) The carrying value represents the unamortized premium paid by the Company to enter into the swap agreements. The fair value of the swap agreements is the estimated amount the Company would receive to terminate the agreements at December 31, 1994, based on the closing prices for NYMEX futures contracts on the last available trading date in December.

        The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these instruments.


(13)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

        The Company has operating leases, primarily for office space, which expire over the next seven years. These operating leases frequently include renewal options at the then fair rental value and require that the Company pay a pro rata share of executory costs, including taxes, maintenance and utility expenses, incurred by the landlord. Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of December 31, 1994 are as follows (in thousands):

1995.........................................................   $    2,392
1996.........................................................        2,141
1997.........................................................        2,365
1998.........................................................        2,737
1999.........................................................        2,737
Thereafter...................................................        4,334
                                                                     -----
  Total minimum lease payments...............................   $   16,706
                                                                ==========

         The Company had no minimum rentals under noncancelable subleases as of December 31, 1994. Rent expense totaled $3.9 million, $4.6 million and $5.2 million in 1994, 1993 and 1992, respectively, which includes the Company's share of executory costs associated with its office leases. Sublease rentals received during the past three years were not material.

PARTNERSHIP COMMITMENTS

         The Company and certain of its subsidiaries act as general partner of a number of limited partnerships. In such capacity, the Company and such subsidiaries are generally liable for the obligations of the partnerships to the extent that partnership assets are insufficient to discharge liabilities. Several of the investment programs formed by the Company or its subsidiaries require certain levels of insurance to cover operating and other risks inherent in the production of oil and gas. Under the terms of these programs, the Company would be liable for any costs or damages incurred by a program resulting from the Company's failure to carry the required insurance. The Company believes its insurance coverage is sufficient as required by the program agreements.

         At December 31, 1994, the Company had remaining capital commitments to the NYLOG Programs of $87,000. The Company also has commitments to buy back certain NYLOG partnership units. These annual repurchase commitments are based on formulas contained in the underlying partnership agreements and totaled approximately $241,000 as of December 31, 1994. In addition, the Company has a commitment to purchase a 1% interest in any properties transferred to ANCON by New York Life.

INTERNATIONAL COMMITMENTS

         During 1994, the Company sold its remaining interests in Tunisia and Oman and its permit in offshore Australia. Consequently, the Company has no international commitments for 1995 or future years.

CONCENTRATION OF CREDIT RISK

         The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables.

LEGAL PROCEEDINGS

         In addition to certain other legal proceedings arising in the ordinary course of its oil and gas business, the Company is involved in the following matters.

         LOUISIANA STATEWIDE CONTRACT. In December 1992, a U.S. District Court ruled that Louisiana Intrastate Gas Corporation ("LIG") had underpaid a subsidiary of the Company under a statewide gas purchase contract ("Statewide Contract") for the 1989 contract year. Pursuant to the ruling by the U.S. District Court, it was also determined through arbitration that the Company's subsidiary was underpaid for the period January 1990 to October 1992. The Statewide Contract covered certain properties acquired by the Company's subsidiary in 1988 with ownership in these properties assigned to several of the Company's investment programs. In December 1992, the Company's subsidiary agreed to terminate the Statewide Contract effective October 1, 1992 in exchange for a cash payment from LIG and a three-year replacement contract providing for market-based pricing. Upon appeal to the Fifth Circuit Court of Appeals, the Court of Appeals held in December 1994, in a per curiam opinion, that there was no reversible error and affirmed the trial court's ruling. Neither party appealed this ruling and in January 1995, the Company received approximately $1.0 million, net to its interest, after payment of applicable royalties.

         CEMENT I UNIT - CADDO COUNTY, OKLAHOMA. In 1991, an administrative hearing was held by the Oklahoma Corporation Commission ("OCC") to establish the cause of the saltwater contamination of the municipal water supply of the city of Cyril, Oklahoma and to formulate a plan of abatement of the pollution. Parties to the hearing included the current and former operators of the Cement, Cement I and West Cement units. The Company owns a 18.56% interest and controls an additional 6.42% interest through investment programs in the Cement I Unit. In August 1992, the administrative law judge granted the Company's motion to dismiss on the grounds that the Company had not violated any statute, rule or regulation of the OCC and that the evidence did not establish that the Company caused any contamination of the aquifer. The ruling was subsequently affirmed by the OCC in December 1992. In January 1993, the current and former operators filed Petitions in Error in the Supreme Court of Oklahoma to appeal the OCC's decision. Matters raised on appeal include the dismissal of the Company. The OCC is requiring the responsible parties to conduct an investigation and formulate a plan of remediation during the pendency of the appeal.

         It is not presently possible for the Company to determine the extent, if any, to which it may incur liability for alleged saltwater contamination. Under the terms of the Company's Purchase and Sale Agreement covering the Cement I Unit, the predecessor in interest indemnified the Company from and against all loss, damage, cost and expense relating to ownership for operations of the purchased properties prior to October 1986.

         MIDWAY FIELD - LAFAYETTE COUNTY, ARKANSAS. In 1992, the Company and certain subsidiaries and affiliates became defendants in a personal injury lawsuit in the 189th Judicial District court in Harris County, Texas as a result of a rear-end collision on a county road near the Midway Field between vehicles operated by a well-service company traveling to perform work for the Company at the field. The plaintiff is severely injured and alleged that the accident was the result of directions given by the Company. The plaintiff and his family sought actual damages of $48 million and four times that amount in punitive damages, which is in excess of the Company's insurance coverage. In December 1994, this lawsuit was settled within insurance limits.

         BOWDOIN FIELD, PHILLIPS AND VALLEY COUNTIES, MONTANA. In February 1995, two Company affiliates were served with a lawsuit filed by KN Gas Supply Services, Inc. ("KNGSS") in Federal District Court in Denver, Colorado, requesting declaratory judgement that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field to market levels from October 1, 1993 forward pursuant to certain pricing provisions in the contract. KNGSS also requested declaratory judgement that it has a right to relief from the contract price due to regulatory changes, which it alleges renders the contract commercially impracticable, and that Federal Energy Regulatory Commission Order No. 636 is a condition subsequent which excuses performance under the contract. The Company will vigorously defend its interests in this case and firmly believes that the Bowdoin Field contract price will be upheld by the Court.

         LIMITED PARTNERSHIP LITIGATION. In February 1995, the Company and American Exploration Production Company, a subsidiary of the Company, were served with a lawsuit instituted on October 14, 1994 styled RICHARD RILEY AND FRANCES RILEY V. LEROY WOLF, NEW YORK LIFE INSURANCE COMPANY, NYLIFE EQUITY, INC., NYLIFE REALTY INCOME PARTNERS I, L.P., NEW YORK LIFE OIL AND GAS PRODUCING PROPERTIES II-E, L.P., LINCLAY INVESTMENT PROPERTIES, INC., AMERICAN EXPLORATION PRODUCTION COMPANY, JOHN DOES (1-10) AND A.B.C. CORP. (1-10) Civil Action No.
94.5827 (HAA) presently pending in the United States District Court, District of New Jersey. The plaintiffs allege various causes of action, including inefficient and wasteful management of partnership assets, relating to their investment in real estate and oil and gas limited partnerships. American Exploration Production Company acts as a co-general partner in the oil and gas limited partnership. The plaintiffs seek a recision of their investments, compensatory and punitive damages, and other relief. The Company believes it and its affiliate have conducted themselves properly with respect to such limited partnership and will vigorously defend this lawsuit.

NORM RELATED PROCEEDINGS

         The Company and certain subsidiaries, among other operators, have been named as defendants in three lawsuits in Mississippi and three lawsuits in Louisiana alleging various causes of action due to the alleged presence of naturally occurring radioactive materials ("NORM") and other hazardous substances. The plaintiffs allege that the NORM contamination is a result of oil and gas operations conducted on properties operated or owned by the Company, its subsidiaries and their predecessors in title, or NORM contaminated pipe delivered to a pipe cleaning facility by the Company and subsidiaries.

         The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in compliance in all material respects with environmental regulations. As part of the Company's continuing operations, the Company has recorded site remediation costs of $2.4 million in 1994 and anticipates it will incur additional costs from time to time related to the continued assessment, testing, disposal, site restoration and other activities in connection with the Company's environmental proceedings. The Company will continue to vigorously contest liability under the pending proceedings and seek to apportion any resulting liability under such proceedings among the Company, its predecessor operators and other working interest owners. Because of the early stages of these proceedings, it is not possible to quantify what liabilities, if any, the Company might incur.

         A brief summary of each of the lawsuits is listed below.

         BAY SPRINGS FIELD - JASPER COUNTY, MISSISSIPPI. In May 1994, the Company was served with a lawsuit (the "Complaint") filed by private landowners against the Company, and other defendants in the Circuit Court of Jasper County, Mississippi, First Judicial District based on the presence of NORM on the plaintiffs' property. The plaintiffs allege that the NORM contamination is a result of oil and gas operations conducted on properties operated by the Company and its predecessors in title and on properties in which the Company does not own an interest. The Complaint seeks compensatory damages of $50 million and punitive damages of $75 million. It is not known at this time the amount of damages sought against the Company since the plaintiffs do not specify damages by individual property.

         The Company removed the lawsuit to federal court and obtained a ruling from the Court that allowed remediation of the property operated by the Company. The lawsuit has been remanded back to the Circuit Court of Jasper County. The Company has completed a NORM remediation program on the property and the site has been restored. It is the Company's belief that the completion of the remediation effort has significantly reduced the basis for the plaintiffs' damage claims.

         DIAMOND FIELD - WAYNE COUNTY, MISSISSIPPI. The Company and a subsidiary were served in May 1994 with a lawsuit in the Circuit Court of Wayne County, Mississippi based on the presence of NORM and other hazardous materials arising from oil and gas activities on certain tracts in the Diamond Field. Injunctive relief and monetary and punitive damages are sought; however, the plaintiffs do not specify the amount of damages being sought. In November 1994, the Court denied a motion by the plaintiffs to enjoin the Company from remediating the property without approval by the plaintiffs and issued a ruling that allowed the Company to remediate the property without interference. The Company completed remediation in February 1995. It is the Company's belief that the completion of the remediation effort has significantly reduced the basis for the plaintiffs' damage claims.

         BOYCE FIELD - WAYNE COUNTY, MISSISSIPPI. A Company subsidiary, among other defendants, was sued in March 1994 by a landowner in the Boyce Field, Wayne County, Mississippi, in the Circuit Court of Jasper County, Mississippi, First Judicial District, alleging substantially similar causes of action as in the Bay Springs Complaint for $3 million in compensatory damages and $6 million in punitive damages. A NORM remediation program was also undertaken at this property and the site has been completely restored. On October 5, 1994 the lawsuit was dismissed upon motion by the plaintiff. No new complaint has been filed.

         FORDOCHE FIELD, POINT COUPEE PARISH, LOUISIANA. In August 1994, a Company subsidiary and affiliate were served with a lawsuit in the 18th Judicial District Court, Point Coupee Parish, Louisiana. The plaintiffs allege they represent a class of plaintiffs damaged by oil and gas activities, including damages caused by NORM, elevated levels of chlorides and other hazardous oil field wastes and substances, in the Fordoche Field and other fields operated by a third party near Lottie, Louisiana. The class certification has not been approved by the Court. The plaintiffs seek unspecified compensation for actual and exemplary damages. The Company owns a minority interest and does not operate this property. The plaintiffs have granted the Company an indefinite extension of time to answer the lawsuit. The Company intends to vigorously defend itself in this matter.

         51 OIL CORP. FACILITY. A Company subsidiary has been served with two lawsuits relating to the 51 Oil Corp. Facility near Lafayette, Louisiana. In 51 OIL CORP. V. ADOBE RESOURCES CORP. ET AL., Civil Action No. 93-08548, filed in Civil District Court in Orleans Parish, Louisiana, the plaintiff alleges that the Company's subsidiary, among 65 other defendants, supplied pipe contaminated with NORM to the plaintiff. The plaintiff alleges that the defendants failed to warn plaintiff of this condition, among other allegations, and seeks contribution by the defendants for the cost of remediation of its property as well as other damages. The plaintiff's records indicate that the Company subsidiary supplied about one-half of one percent of the pipe to the facility. An agreement to settle the lawsuit for $25,000 has been executed and the lawsuit will be dismissed with prejudice as to the Company's subsidiary.

         In DANNY BROUSSARD ET AL. V. ADOBE RESOURCES CORP. ET AL., Civil Action No. 94-8019, filed in July 1994 in Civil District Court in Orleans Parish, Louisiana, the plaintiffs, an employee of 51 Oil Corp. and his family, allege that a Company subsidiary delivered pipe contaminated with NORM to 51 Oil Corp., as stated in the preceding case, and such actions caused plaintiff to suffer various personal injuries. The plaintiffs seek compensatory and punitive damages for both medical expenses and other damages; however, the plaintiffs do not specify the amount of damages being sought.

         The Company does not expect the resolution of the matters discussed above to have a material adverse effect on its financial position or results of operations.

(14)  CASH FLOW INFORMATION

         Supplemental cash flow information is presented below (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1994      1993      1992
                                                   -------    ------    ------
CASH PAYMENTS:
Interest, net of amounts capitalized (a) .......  $  6,528   $6,931    $10,470
Income taxes ...................................        39      567        715

NONCASH INVESTING AND FINANCING ACTIVITIES:
APPL Consolidation:
Acquisition of oil and gas properties ..........  $ 52,222    $ --     $  --
Other assets acquired ..........................     2,287      --        --
Liabilities assumed ............................       535      --        --
Debt retired ...................................     1,612      --        --
American common stock issued ...................   (56,230)     --        --
Gain on extinguishment of debt .................      (426)     --        --

Issuance of common stock to officers ...........   $  --     $1,237(b) $  --

Restructuring of APPL Debt promissory note:
Net profits interest conveyed ..................   $  --     $ --      $ 2,278
Reduction in loan balance ......................      --       --        5,657


(a) The Company capitalized approximately $1.5 million, $2.3 million and $3.3 million of interest in 1994, 1993 and 1992, respectively, based on the Company's weighted average bank borrowing rate for the period.

(b) Amount consists of notes receivable from officers totaling approximately $230,000 and unearned compensation of approximately $1.0 million, which are both included as reductions in stockholders' equity.

(15) INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

         The Company's only industry segment is oil and gas exploration and production. Information regarding the Company's operations by geographic area for the last three years is presented below (in thousands):

                                       UNITED               OTHER
                                       STATES(a) CANADA(b) FOREIGN  CONSOLIDATED
                                      ---------  --------- -------- ------------
YEAR ENDED DECEMBER 31, 1994
Sales to unaffiliated customers ...  $  50,033   $   --     $  --     $  50,033
Loss from operations ..............    (44,727)      --      (6,706)    (51,433)
Identifiable assets ...............    223,894       --        --       223,894

YEAR ENDED DECEMBER 31, 1993
Sales to unaffiliated customers ...  $  44,334   $  5,255   $  --     $  49,589
Income (loss) from operations .....        844        822   (13,684)    (12,018)
Identifiable assets ...............    178,642       --       6,956     185,598

YEAR ENDED DECEMBER 31, 1992
Sales to unaffiliated customers ...  $  49,505   $  9,055   $  --     $  58,560
Loss from operations ..............    (21,812)   (36,558)   (1,309)    (59,679)
Identifiable assets ...............    195,180     47,015    14,625     256,820

(a) In 1994, the Company reported an impairment charge of approximately $25.0 million related to the change in accounting policy for impairment of proved oil and gas properties.

(b) In 1992, the Company reported an impairment charge of $35.1 million related to the proposed sale of its Canadian foothill properties. In mid-1993, the Company sold all of its Canadian assets.

         In the year ended December 31, 1994, sales to Enron Corp. accounted for approximately 20% of the Company's oil and gas revenues. Management does not believe that the loss of any single customer would adversely affect the Company's operations.

(16)  QUARTERLY RESULTS - (UNAUDITED)

(In thousands, except for per share data)

                                         FIRST    SECOND      THIRD     FOURTH
                                        QUARTER   QUARTER    QUARTER    QUARTER
                                        -------   -------    -------    -------
YEAR ENDED DECEMBER 31, 1994 (a)
Oil and gas sales ..................  $  9,366   $ 11,145   $ 13,355   $ 16,167
Total revenues .....................     9,433     11,442     13,831     16,653
Loss from operations ...............   (11,329)    (2,413)    (4,035)   (33,656)
Loss before extraordinary item .....   (12,809)    (4,273)    (5,608)   (37,545)
Net loss ...........................   (12,809)    (2,231)    (2,657)   (37,119)

Net loss per common share:
  Loss before extraordinary item... $ (.19) $ (.07) $ (.08) $ (.37) Extraordinary gain on
  extinguishment of debt...........        --         .03        .04        .01
                                      --------   ---------  ---------   --------
   Net loss per common share.......   $   (.19)  $   (.04)  $   (.04)  $   (.36)
                                      ========   =========  =========   ========
YEAR ENDED DECEMBER 31, 1993 (b)
Oil and gas sales..................   $14,025    $ 14,096   $ 11,352   $ 10,116
Total revenues.....................    14,014      17,113     17,416      9,615
Income (loss) from operations......    (1,217)      3,138     (1,448)   (12,491)
Net income (loss)..................    (3,120)        933     (3,183)   (13,816)

Net income (loss) per common share    $  (.04)  $     .01   $   (.05)  $   (.20)


(a) In the first quarter of 1994, the Company recorded impairment expense of $6.4 million for the write-off of American's remaining leasehold interest in Tunisia. During the fourth quarter, the Company reported an impairment charge of approximately $25.0 million related to the change in accounting policy for impairment of proved oil and gas properties. Also in the fourth quarter, the Company recorded additional impairment expense of $1.4 million associated with several properties on which no further exploratory work is planned and a $2.0 million severance charge as a result of the APPL Consolidation. In the second, third and fourth quarters of 1994, the Company recorded extraordinary gains of $2.0 million, $3.0 million and $426,000, respectively, which resulted from the elimination of nonrecourse debt through the APPL consolidation.

(b) In the second quarter of 1993, the Company recorded $9.7 million of gas settlement income resulting from the litigation settlement with LIG and recognized a loss of $5.8 million related to the sales of the Company's Canadian assets. The Company recognized $6.2 million of gas settlement income in the third quarter related to the Thomasville settlement. In the third quarter and fourth quarter, American recorded impairment expense of $4.0 million and $6.2 million, respectively, for the write-off of leasehold interests associated with the Company's international properties.

        Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

                               CAPITALIZED COSTS
                                 (In thousands)
                                                 UNITED       OTHER
                                                 STATES      FOREIGN      TOTAL
                                                --------     -------    --------
AS OF DECEMBER 31, 1994
Proved properties .........................     $294,048     $ --       $294,048
Unproved oil and gas interests ............       24,405       --         24,405
                                                --------     ------     --------
Total capitalized costs ...................      318,453       --        318,453
Less:  Accumulated depreciation,
  depletion and amortization ..............      128,509       --        128,509
                                                --------     ------     --------
Net capitalized costs .....................     $189,944     $ --       $189,944
                                                ========     ======     ========

AS OF DECEMBER 31, 1993
Proved properties .........................     $226,261     $ --       $226,261
Unproved oil and gas interests ............       24,778      6,914       31,692
                                                --------     ------     --------
Total capitalized costs ...................      251,039      6,914      257,953
Less:  Accumulated depreciation,
  depletion and amortization ..............      103,555       --        103,555
                                                --------     ------     --------
Net capitalized costs .....................     $147,484     $6,914     $154,398
                                                ========     ======     ========


                   COSTS INCURRED IN OIL AND GAS ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                                 (In thousands)

                                                                           UNITED             OTHER
                                                                           STATES    CANADA  FOREIGN     TOTAL
                                                                          --------   ------   ------   --------
YEAR ENDED DECEMBER 31, 1994
 Property acquisition costs:
  Proved ..............................................................   $ 81,385   $ --     $ --     $ 81,385
  Unproved<F1> ........................................................      1,496     --       --        1,496
Exploration costs .....................................................      2,583     --       --        2,583
Development costs .....................................................     15,804     --       --       15,804
                                                                          --------   ------   ------   --------
  Total costs incurred ................................................   $101,268   $ --     $ --     $101,268
                                                                          ========   ======   ======   ========

YEAR ENDED DECEMBER 31, 1993
 Property acquisition costs:
  Proved ..............................................................   $  4,596   $1,011   $ --     $  5,607
  Unproved (a) ........................................................      1,390     --        956      2,346
Exploration costs .....................................................      6,103       79    4,927     11,109
Development costs .....................................................      8,786      686     --        9,472
                                                                          --------   ------   ------   --------
  Total costs incurred ................................................   $ 20,875   $1,776   $5,883   $ 28,534
                                                                          ========   ======   ======   ========

YEAR ENDED DECEMBER 31, 1992
 Property acquisition costs:
  Proved ..............................................................   $     38   $  230   $ --     $    268
  Unproved (a) ........................................................      2,274     --      1,026      3,300
Exploration costs .....................................................      8,511      277    1,400     10,188
Development costs .....................................................      6,604    1,767     --        8,371
                                                                          --------   ------   ------   --------
  Total costs incurred ................................................   $ 17,427   $2,274   $2,426   $ 22,127
                                                                          ========   ======   ======   ========

<F1>     Amounts represent capitalized interest.

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                 (In thousands)

                                                                         UNITED                             OTHER
                                                                         STATES           CANADA           FOREIGN           TOTAL
                                                                        --------         --------         --------         --------
YEAR ENDED DECEMBER 31, 1994
Revenues .......................................................        $ 50,033         $   --           $   --           $ 50,033
Production and operating costs .................................          21,302             --               --             21,302
Exploration expense ............................................           2,569             --                (10)           2,559
Depreciation, depletion and amortization .......................          28,062             --               --             28,062
Impairment expense .............................................          27,127             --              6,443           33,570
Taxes other than income ........................................           4,630             --               --              4,630
Income tax benefit .............................................            (455)            --               --               (455)
                                                                        --------         --------         --------         --------
Results of operations for producing activities .................        $(33,202)        $   --           $ (6,433)        $(39,635)
                                                                        ========         ========         ========         ========
YEAR ENDED DECEMBER 31, 1993
Revenues .......................................................        $ 44,334         $  5,255         $   --           $ 49,589
Production and operating costs .................................          14,088            1,910             --             15,998
Exploration expense ............................................           4,219               80            3,255            7,554
Depreciation, depletion and amortization .......................          20,192            1,861             --             22,053
Impairment expense .............................................             773             --             10,202           10,975
Taxes other than income ........................................           3,687               42             --              3,729
Income tax expense .............................................             505             --               --                505
                                                                        --------         --------         --------         --------
Results of operations for producing activities .................        $    870         $  1,362         $(13,457)        $(11,225)
                                                                        ========         ========         ========         ========
YEAR ENDED DECEMBER 31, 1992
Revenues .......................................................        $ 49,505         $  9,055         $   --           $ 58,560
Production and operating costs .................................          15,567            3,845             --             19,412
Exploration expense ............................................           6,666              277              900            7,843
Depreciation, depletion and amortization .......................          23,482            5,041             --             28,523
Impairment expense .............................................          10,491           35,095             --             45,586
Taxes other than income ........................................           4,149              242             --              4,391
Income tax expense .............................................             108             --               --                108
                                                                        --------         --------         --------         --------
Results of operations for producing activities .................        $(10,958)        $(35,445)        $   (900)        $(47,303)
                                                                        ========         ========         ========         ========

OIL AND GAS RESERVE INFORMATION - (UNAUDITED)

         The following summarizes the policies used by the Company in preparing the accompanying oil and gas reserve disclosures, standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the reconciliation of such standardized measure from period to period.

         Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

         The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The estimated future cash flows from proved reserves were then determined based on year-end prices, except in those instances where fixed and determinable price escalations are included in existing contracts. Finally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and certain abandonment costs, all based on year-end economic conditions and the estimated effect of future income taxes based on the current tax law.

         The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

         The information presented on the following pages reflects the sales of the Company's Canadian properties in mid-1993.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
             RELATING TO PROVED OIL AND GAS RESERVES - (UNAUDITED)

                                 (In thousands)
                                                UNITED
                                                STATES      CANADA      TOTAL
                                              ---------   ---------   ---------
YEAR ENDED DECEMBER 31, 1994
Future cash inflows ........................  $ 502,989   $    --     $ 502,989
Future production and development costs ....   (258,711)       --      (258,711)
                                              ---------   ---------   ---------
Future net cash flows before income taxes ..    244,278        --       244,278
Future income taxes ........................     (2,109)       --        (2,109)
                                              ---------   ---------   ---------
Future net cash flows after income taxes ...    242,169        --       242,169
Discount at 10% annual rate ................   (101,463)       --      (101,463)
                                              ---------   ---------   ---------
Standardized measure of discounted future
  net cash flows ...........................  $ 140,706   $    --     $ 140,706
                                              =========   =========   =========
YEAR ENDED DECEMBER 31, 1993
Future cash inflows ........................  $ 326,768   $    --     $ 326,768
Future production and development costs ....   (147,481)       --      (147,481)
                                              ---------   ---------   ---------
Future net cash flows before income taxes ..    179,287        --       179,287
Future income taxes ........................     (4,528)       --        (4,528)
                                              ---------   ---------   ---------
Future net cash flows after income taxes ...    174,759        --       174,759
Discount at 10% annual rate ................    (71,489)       --       (71,489)
                                              ---------   ---------   ---------
Standardized measure of discounted future
  net cash flows ...........................  $ 103,270   $    --     $ 103,270
                                              =========   =========   =========
YEAR ENDED DECEMBER 31, 1992
Future cash inflows ........................  $ 456,349   $ 181,326   $ 637,675
Future production and development costs ....   (187,031)    (88,659)   (275,690)
                                              ---------   ---------   ---------
Future net cash flows before income taxes ..    269,318      92,667     361,985
Future income taxes ........................     (3,201)    (18,926)    (22,127)
                                              ---------   ---------   ---------
Future net cash flows after income taxes ...    266,117      73,741     339,858
Discount at 10% annual rate ................   (126,374)    (32,672)   (159,046)
                                              ---------   ---------   ---------
Standardized measure of discounted future
  net cash flows ...........................  $ 139,743   $  41,069   $ 180,812
                                              =========   =========   =========

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS -
                                  (UNAUDITED)

                                 (In thousands)

                                                                                           1994             1993              1992
                                                                                        ---------        ---------        ---------
Balance, beginning of year ......................................................       $ 103,270        $ 180,812        $ 193,419
Sales and transfers of oil and gas produced, net of production costs ............         (24,101)         (31,818)         (36,817)
Net changes in prices and production costs ......................................         (67,753)         (19,870)           7,696
Extensions, discoveries and improved recoveries, net of future
  production and development costs ..............................................           3,822           12,780            5,218
Purchases of minerals in place ..................................................         115,379            7,203            1,116
Sales of minerals in place ......................................................            (451)         (48,521)          (3,801)
Changes in estimated future development costs ...................................           4,997           (5,325)          (4,247)
Development costs incurred during the year ......................................          11,518            7,931            6,520
Revisions of previous quantity estimates ........................................          (7,826)         (15,967)          10,510
Accretion of discount ...........................................................          10,476           18,269           19,958
Net change in future income taxes ...............................................             117              386           (1,129)
Changes in production rates (timing) and other ..................................          (8,742)          (2,610)         (17,631)
                                                                                        ---------        ---------        ---------
Balance, end of year ............................................................       $ 140,706        $ 103,270        $ 180,812
                                                                                        =========        =========        =========

RESERVE QUANTITY INFORMATION - (UNAUDITED)

                                                         UNITED STATES                  CANADA                        TOTAL
                                                    ----------------------       ---------------------       ----------------------
                                                      OIL           GAS           OIL           GAS            OIL           GAS
                                                    (MBbls)        (MMcf)        (MBbls)       (MMcf)        (MBbls)        (MMcf)
                                                    -------       --------       ------       --------       -------       --------
PROVED RESERVES
Balance at December 31, 1991 .................       10,070        130,145        1,326        117,145        11,396        247,290
  Purchases of minerals in place .............         --             --            112            758           112            758
  Extensions, discoveries and other
   additions .................................          248          2,038           28            190           276          2,228
  Revisions of previous estimates ............         (286)         7,606          169         10,329          (117)        17,935
  Sales of minerals in place .................         (694)        (3,137)         (62)        (1,183)         (756)        (4,320)
  Production .................................       (1,307)       (13,279)        (181)        (6,526)       (1,488)       (19,805)
                                                    -------       --------       ------       --------       -------       --------
Balance at December 31, 1992 .................        8,031        123,373        1,392        120,713         9,423        244,086
  Purchases of minerals in place .............          107         10,029           51          7,182           158         17,211
  Extensions, discoveries and other
   additions .................................          326         10,157         --              544           326         10,701
  Revisions of previous estimates ............       (1,127)       (13,642)        --             --          (1,127)       (13,642)
  Sales of minerals in place .................         (253)       (13,400)      (1,371)      (124,897)       (1,624)      (138,297)
  Production .................................       (1,189)       (11,794)         (72)        (3,542)       (1,261)       (15,336)
                                                    -------       --------       ------       --------       -------       --------
Balance at December 31, 1993 .................        5,895        104,723         --             --           5,895        104,723
  Purchases of minerals in place .............        5,153        108,075         --             --           5,153        108,075
  Extensions, discoveries and other
   additions .................................          128         12,825         --             --             128         12,825
  Revisions of previous estimates ............         (197)       (22,467)        --             --            (197)       (22,467)
  Sales of minerals in place .................          (78)          (235)        --             --             (78)          (235)
  Production .................................       (1,241)       (16,241)        --             --          (1,241)       (16,241)
                                                    -------       --------       ------       --------       -------       --------
Balance at December 31, 1994 .................        9,660        186,680         --             --           9,660        186,680
                                                    =======       ========       ======       ========       =======       ========
PROVED DEVELOPED RESERVES
Balance at December 31, 1992 .................        6,670         88,157        1,361        101,178         8,031        189,335
                                                    =======       ========       ======       ========       =======       ========
Balance at December 31, 1993 .................        5,018         71,623         --             --           5,018         71,623
                                                    =======       ========       ======       ========       =======       ========
Balance at December 31, 1994 .................        8,697        127,838         --             --           8,697        127,838
                                                    =======       ========       ======       ========       =======       ========

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


American Exploration Company Stock Compensation Plan, effective December 9, 1988 (Form S-8, September 21, 1989, Registration No. 31-31202, Exhibit 4(c)).

American Exploration Company Amended and Restated 1978 Hershey Oil Corporation Non-Qualified Equity Participation Plan (Form S-4, August 8, 1990, Registration No. 33-36268, Exhibit 10(ccc)).

American Exploration Company Amended and Restated 1983 Stock Option Plan of Hershey Oil Corporation (Form S-4, August 8, 1990, Registration No. 33-36268,
Exhibit 10(ddd)).

American Exploration Company Amended and Restated 1988 Stock Option Plan of Hershey Oil Corporation (Form S-4, August 8, 1990, Registration No. 33-36268,
Exhibit 10(eee)).

American Exploration Company Exploration Group Investment Plan (Form 10-K, December 31, 1991, Exhibit 10(sss)).

Employee Stock Ownership Trust of American Exploration Company, as Amended and Restated Effective January 1, 1991 (Form 10-Q, June 30, 1992, Exhibit 10(b)).

Employee Stock Ownership Plan of American Exploration Company, as Amended and Restated Effective January 1, 1991 (Form 10-Q, June 30, 1992, Exhibit 10(c)).

Revised Employment Agreements, dated September 1, 1994, with the executive officers of American Exploration Company (Form 10-Q, September 30, 1994, Exhibit 10(a)).

Phantom Stock Plan of American Exploration Company, effective September 21, 1993 (Form 10-Q, September 30, 1993, Exhibit 10(b)).

                               INDEX OF EXHIBITS


*3(a)   -   Restated Certificate of Incorporation of American Exploration
            Company (Form S-3, July 13, 1994, Registration No. 33-54561, Exhibit
            4.1), as supplemented by Certificate of Amendment to Restated
            Certificate of Incorporation of American Exploration Company (Form
            S-3, July 13, 1994, Registration No. 33-54561, Exhibit 4.2).

*3(b)   -   Amended and Restated Bylaws of American Exploration Company (Form
            8-A, March 23, 1994, Exhibit 2).

*4(a)   -   Rights Agreement, dated as of September 28, 1993, between American
            Exploration Company and Society National Bank (Form 8-K, September
            28, 1993, Exhibit 4), as supplemented by Amendment to Rights
            Agreement, dated as of August 3, 1994, between American Exploration
            Company and Society National Bank (Form 8-K, August 31, 1994,
            Exhibit 4).

*4(b)   -   Certificate of Designation of the $450 Cumulative Convertible
            Preferred Stock, Series C, dated December 14, 1993 (Form S-3,
            January 4, 1994, Registration No. 33-51795, Exhibit 4.3), as supplemented by Certificate of Correction to the Certificate of Designation of the $450 Cumulative Convertible Preferred Stock,
            Series C, dated December 29, 1993 (Form S-3, January 4, 1994,
            Registration No. 33-51795, Exhibit 4.4).

*4(c)   -   Deposit Agreement, dated as of December 10, 1993, by and among
            American Exploration Company, Harris Trust and Savings Bank and the holders from time to time of Depositary Receipts (Form S-3, January
            4, 1994, Registration No. 33-51795, Exhibit 4.5).

*4(d)   -   Purchase Agreement, dated as of December 10, 1993, by and among
            American Exploration Company and each of the purchasers referred to therein (Form S-3, January 4, 1994, Registration No. 33-51795,
            Exhibit 4.6).

*4(e)   -   Registration Rights Agreement, dated as of December 17, 1993, by and among American Exploration Company and each of the purchasers referred to therein (Form S-3, January 4, 1994, Registration No.
            33-51795, Exhibit 4.7).

*4(f)   -   Form of Stock Certificate representing shares of Convertible
            Preferred Stock (Form 8-A, March 23, 1994, Exhibit 8).

*4(g)   -    Form of Depositary Receipt representing Depositary Shares (Form
            8-A, March 23, 1994, Exhibit 9).

*10(a)  -   Agreement, dated August 11, 1983, by and between American
            Exploration Company, Phillip Frost and the other parties signatory thereto, to which is attached the related Form of Agreement of Limited Partnership of South States Development, Ltd. (Form S-14,
            October 18, 1983, Registration No. 2-87234, Exhibit 10(a)).

*10(b)  -   Agreement of Limited Partnership of American Production
            Partnership - VII, Ltd., dated May 30, 1989, and related Agreements by and between American Exploration Company and the Limited Partners listed therein (Form S-2, October 19, 1989, Registration No. 33-
            31646, Exhibit 10(e)).

*10(c)  -   Conveyance of Net Profits Overriding Royalty Interest, effective
            June 1, 1989, from American Exploration Company to Sixty Corp. and related Purchase and Sale Agreement (Form S-2, October 19, 1989,
            Registration No. 33-31646, Exhibit 10(m)).

*10(d)  -   Conveyance of Net Profits Overriding Royalty Interest, effective
            June 1, 1989, from American Exploration Company to GEAPPL Corp. and related Purchase and Sale Agreement (Form S-2, October 19, 1989,
            Registration No. 33-31646, Exhibit 10(o)).

*10(e)  -   Forms of New York Life Oil & Gas Production Partnership Agreements
            (Amendment No. 4 to Form S-2, January 21, 1988, Registration No.
            33-18512, Exhibit 10(gg)).

*10(f)  -   Agreement of Limited Partnership, dated October 19, 1988, of
            American Production Partnership - VI, Ltd., by and between American
            Exploration Company and the Limited Partners listed therein (Form
            10-K, December 31, 1988, Exhibit 10(x)).

*10(g)  -   Purchase Agreement, dated March 27, 1987, by and between Ameriplor
            Corp. and the Purchasers named in Annex I thereto and related financing documents (Form 10-K, December 31, 1986, Exhibit 4(m)).

*10(h)  -   Purchase Agreement, dated October 23, 1987, by and between Ninian
            Oil Finance Corp. and the Purchasers named in Annex I thereto and related financing documents (Amendment No. 2 to Form S-2, December
            2, 1987, Registration No. 33-18512, Exhibit 4(q)).

*10(i)  -   Purchase Agreement, dated October 20, 1988, by and between
            American Exploration Acquisition - VI Corp. and the Purchasers named in Annex I thereto and related financing documents (Form 10-K, December 31, 1988, Exhibit 4(f)).

*10(j)  -   Second Amended and Restated Agreement of Limited Partnership of
            Amex Production Partnership, Ltd., effective November 30, 1988 (Form
            S-2, October 19, 1989, Registration No. 33-31646, Exhibit 10(eee)).

*10(k)  -   Second Amended and Restated Agreement of Limited Partnership of
            American Production Partnership - III, Ltd., effective November 30,
            1988 (Form S-2, October 19, 1989, Registration No. 33-31646, Exhibit
            10(ggg)).

*10(l)  -   Amended and Restated Agreement of Limited Partnership of American
            Production Partnership - IV, Ltd., effective November 30, 1988 (Form
            S-2, October 19, 1989, Registration No. 33-31646, Exhibit 10(hhh)).

*10(m)  -   Amended and Restated Agreement of Limited Partnership of American
            Production Partnership - V, Ltd., effective November 30, 1988 (Form
            S-2, October 19, 1989, Registration No. 33-31646, Exhibit 10(iii)).

*10(n)  -   American Exploration Company Stock Compensation Plan, effective
            December 9, 1988 (Form S-8, September 21, 1989, Registration No.
            31-31202, Exhibit 4(c)).

*10(o)  -   Agreement of Limited Partnership of American Production
            Partnership-VIII, Ltd., dated May 1, 1990, and related Agreements by and between American Exploration Company and the Limited Partners therein (Form 10-Q, March 31, 1990, Exhibit 10(d)).

*10(p)  -   Conveyance of Net Profits Overriding Royalty Interest, effective
            May 1, 1990, from American Exploration Company to GEAPPL Corp. (Form
            10-Q, March 31, 1990, Exhibit 10(e)).

*10(q)  -   Conveyance of Net Profits Overriding Royalty Interest, effective
            May 1, 1990, from American Exploration Company to UNUM Life
            Insurance Company (Form 10-Q, March 31, 1990, Exhibit 10(f)).

*10(r)  -   Conveyance of Net Profits Overriding Royalty Interest, effective
            August 22, 1990, from American Exploration Company to The Chase
            Manhattan Bank, N.A., as Directed Trustee for the IBM Retirement
            Plan Trust (Form 10-Q, September 30, 1990, Exhibit 10(b)).

*10(s)  -   American Exploration Company Amended and Restated 1978 Hershey Oil
            Corporation Non-Qualified Equity Participation Plan (Form S-4,
            August 8, 1990, Registration No. 33- 36268, Exhibit 10(ccc)).

*10(t)  -   American Exploration Company Amended and Restated 1983 Stock
            Option Plan of Hershey Oil Corporation (Form S-4, August 8, 1990,
            Registration No. 33-36268, Exhibit 10(ddd)).

*10(u)  -   American Exploration Company Amended and Restated 1988 Stock
            Option Plan of Hershey Oil Corporation (Form S-4, August 8, 1990,
            Registration No. 33-36268, Exhibit 10(eee)).

*10(v)  -   Office Lease, dated December 12, 1990, between JMB/Houston Center
            Partners Limited Partnership and American Exploration Company (Form
            S-4, January 9, 1991, Registration No. 33-38546, Exhibit 10(kkk)).

*10(w)  -   Master Forward Agreement, dated as of December 18, 1990, between
            The Chase Manhattan Bank, N.A. and American Exploration Company and related Amendment (Form S-4, January 9, 1991, Registration No.
            33-38546, Exhibit 10(lll)).

*10(x)  -   Stock Purchase Agreement by and among American Exploration Company and The Dyson-Kissner-Moran Corporation, dated October 21, 1990
            (Form 8-K, October 25, 1990, Exhibit 28(a)).

*10(y)  -   Master Exchange Agreement, dated as of February 1, 1991, between
            American Exploration Company and Morgan Guaranty Trust Company of
            New York (Form 10-Q, March 31, 1991, Exhibit 10(a)).

*10(z)  -   Note Purchase Agreement, dated as of December 27, 1991, re:
            $35,000,000 11% Senior Subordinated Notes due December 30, 2001
            (Form 8-K, January 10, 1992, Exhibit 10(a)), as supplemented by the
            Amendment to Note Purchase Agreement, dated as of February 16, 1993, by and among American Exploration Company (the "Company") and the parties named therein (Form 8-K, February 16, 1993, Exhibit 10(a)), as supplemented by letter agreement, dated March 22, 1993, by and among the Company and the parties named therein (Form 10-K, December
            31, 1992, Exhibit 10(zz)), as supplemented by Second Amendment to
            Note Purchase Agreement, dated as of September 30, 1993, by and among the Company and the parties named therein (Form 10-Q, September 30, 1993, Exhibit 10(c)), as supplemented by Third
            Amendment to Note Purchase Agreement, dated as of March 18, 1994, by and among the Company and the parties named therein (Form 10-K, December 31, 1993, Exhibit 10(tt)), as supplemented by Fourth
            Amendment to Note Purchase Agreement, dated as of April 28, 1994, by and among the Company and the parties named therein (Form 10-Q, March 31, 1994, Exhibit 10(c)), as supplemented by Fifth Amendment to Note Purchase Agreement, dated as of July 26, 1994, by and among the Company and the parties named therein (Form 10-Q, September 30, 1994, Exhibit 10(c)).

*10(aa) -   Warrant Purchase Agreement and Form of Warrants, dated as of
            December 27, 1991 (Form 8-K, January 10, 1992, Exhibit 10(b)), as supplemented by Amendment No. 1 to Warrant Purchase Agreement, dated as of February 16, 1993, by and among American Exploration Company and the parties named therein (Form 8-K, February 16, 1993, Exhibit
            10(b)).

*10(bb) -   American Exploration Company Exploration Group Investment Plan
            (Form 10-K, December 31, 1991, Exhibit 10(sss)).

*10(cc) -   Employee Stock Ownership Trust of American Exploration Company, as
            Amended and Restated Effective January 1, 1991 (Form 10-Q, June 30,
            1992, Exhibit 10 (b)).

*10(dd) -   Employee Stock Ownership Plan of American Exploration Company, as
            Amended and Restated Effective January 1, 1991 (Form 10-Q, June 30,
            1992, Exhibit 10 (c)).

*10(ee) -   Stock Purchase Agreement, dated as of September 3, 1992, between
            American Exploration Company and The Prudential Insurance Company of
            America (Form 8-K, September 3, 1992, Exhibit 10(a)).

*10(ff) -   Stock Purchase Warrant, dated as of September 3, 1992, between
            American Exploration Company and The Prudential Insurance Company of
            America (Form 8-K, September 3, 1992, Exhibit 10(b)).

*10(gg) -   Registration Rights Agreement, dated as of September 3, 1992, between American Exploration Company and The Prudential Insurance
            Company of America (Form 8-K, September 3, 1992, Exhibit 10(c)).

*10(hh) -   Sale of Securities Offer dated June 4, 1993 (Form 8-K, June 14,
            1993, Exhibit 10(a)).

*10(ii) -   Purchase and Sale Agreement, dated as of March 31, 1993, by and among Conquest Exploration Company and New York Life Oil & Gas
            Operating Production Partnership III-F, New York Life Oil & Gas
            Operating Production Partnership III-G and New York Life Oil & Gas
            Operating Production Partnership III-H (Form 8-K, June 14, 1993,
            Exhibit 10(b)).

*10(jj) -   Stock Purchase Agreement, dated July 8, 1993, by and between
            Equitable Resources Energy Company and American Exploration Company
            (Form 8-K, July 7, 1993, Exhibit 10(a)).

*10(kk) -   Purchase and Sale Agreement by and between Conquest Exploration
            Company and Canadian Conquest Exploration, Inc. with respect to
            Conquest Ventures Canada, Inc. (Form 8-K, July 7, 1993, Exhibit
            10(b)).

*10(ll) -   Phantom Stock Plan of American Exploration Company, effective
            September 21, 1993 (Form 10-Q, September 30, 1993, Exhibit 10(b)).

*10(mm) -   Agreement of Limited Partnership of Ancon Partnership Ltd., dated
            December 10, 1993, by and between American Exploration Company and
            NYLIFE Resources, Inc. (Form 10-K, December 31, 1993, Exhibit
            10(rr)).

*10(nn) -   Letter Agreement, dated as of April 1, 1994, re: $40,000,000
            Secured Credit Facility between American Exploration Company and New
            York Life Insurance Company (Form 10-Q, March 31, 1994, Exhibit
            10(b)).

*10(oo) -   Revised Employment Agreements, dated September 1, 1994, with the executive officers of American Exploration Company (Form 10-Q,
            September 30, 1994, Exhibit 10(a)).

10(pp)  -   Amended and Restated Credit Agreement, dated as of December 21,
            1994, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of
            Montreal, as co-agent.

10(qq)  -   Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 16, 1995, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of Montreal, as co-agent.

12      -   Statements Re Computations of Ratios

18      -   Letter from Arthur Andersen LLP, dated March 30, 1995, re: Change in American Exploration Company's Accounting Policy Related to
            Recognizing Impairment of Proved Oil and Gas Properties.

21      -   Subsidiaries of American Exploration Company

23      -   Consent of Arthur Andersen LLP

27      -   Financial Data Schedule
-------------
*   Incorporated herein by reference.

Note: Copies of Exhibits may be obtained for 30 cents per page, prepaid, by writing to the Investor Relations Department.