Form 10-K/A
period 1994-12-31
AMERICAN EXPLORATION CO
filed 1995-05-01
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                       ON WHICH REGISTERED
            -------------------                     -----------------------
      Common Stock, $.05 par value                  American Stock Exchange
      Depositary Shares, each representing          American Stock Exchange
      a 1/200 interest in a share of $450
      Cumulative Convertible Preferred Stock,
      Series C, par value $1.00 per share

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      As of March 15, 1995, there were outstanding 118,144,275 shares of the Company's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Company was $99,425,380 based on the closing price on March 15, 1995 as reported on the American Stock Exchange.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     Set forth below are the names, ages and principal occupations during the past five years of the directors of the Company. All directors are elected for a term of one year and serve until their successors are elected and have qualified.

                                                                                   DIRECTOR
NAME                      PRINCIPAL OCCUPATION DURING PAST FIVE YEARS        AGE     SINCE
- ----                      -------------------------------------------        ---   --------
Mark Andrews              Chairman of the Board and Chief Executive Officer   44      1980
                          of American (1)

O. Donaldson Chapoton     Senior Partner of the law firm of Baker & Botts,    58      1989
                          L.L.P. (2)

Harry W. Colmery, Jr.     Vice President, Capital Guardian Trust Company      71      1990
                          of Los Angeles (3)

Irvin K. Culpepper, Jr.   Vice President, Kelso & Company, a merchant         46      1989
                          banking firm engaged in the leveraged buyout
                          business (4)

Walter J.P. Curley        Venture capital investments (5)                     72      1993

Phillip Frost, M.D.       Chairman of the Board and Chief Executive Officer   58      1983
                          of IVAX Corporation, a pharmaceutical, medical
                          diagnostic and specialty chemical company (6)

Peter G. Gerry            Vice President of Court Square Capital Ltd.         49      1983
                          and Managing Director of Sycamore
                          Management Corporation (7)

H. Phipps Hoffstot, III   Private investor (8)                                38      1983

John E. Justice, III      Private investor (9)                                66      1980

Mark Kavanagh             Chairman of Kavanagh Securities Ltd., an Irish      50      1982
                          investment company (10)

John H. Moore             Petroleum consultant (11)                           69      1989

Peter P. Nitze            Chairman of Nitze-Stagen & Company, Inc., a real    59      1983
                          estate and financial consulting firm (12)

- ------------
(1)  Mr. Andrews is also a director of IVAX Corporation.

(2) Mr. Chapoton has been partner-in-charge of the Washington office of Baker & Botts, L.L.P. since February 1989. From May 1986 to January 1989, he served in the U.S. Treasury, most recently (from October 1987 to January 1989) as Assistant Secretary to the Treasury for Tax Policy. Mr. Chapoton was a director of American from 1980 to 1986.

(3) Mr. Colmery has been Vice President of Capital Guardian Trust Company of Los Angeles since 1986.

                                       1

(4) Mr. Culpepper joined Kelso & Company in 1988. From 1986 to 1988, he was Vice President in charge of Private Finance for New York Life Insurance Company. Mr. Culpepper is also a director of Pepper Co., Inc. and is a former director of the New York City Industrial Development Agency.

(5) Ambassador Curley was Ambassador to France from 1988 to 1992 and Ambassador to Ireland from 1974 to 1977. He is Principal of W.J.P. Curley, a venture capital company. After serving as Ambassador to France, Ambassador Curley was reappointed a director of American at the March 30, 1993 Board of Directors meeting. Prior to being appointed Ambassador to France, Ambassador Curley was a director of American from 1982 to 1988. Ambassador Curley is also a director of Sothebys Inc., an advisory director to Paribas International and Trustee of the Frick Collection in New York City. He is a former director of Fiduciary Trust International and Coflexip, S.A. (a French flexible pipe manufacturer).

(6) Dr. Frost has been Chairman of the Board and Chief Executive Officer of IVAX Corporation since March 1987 and President since 1991. He is the Vice Chairman of the Board of Directors of North American Vaccine, Inc. Dr. Frost was also Chairman of the Department of Dermatology of Mount Sinai Medical Center of Greater Miami from 1972 to 1990. He is also a director of Intercontinental Bank, NAPRO Therapeutics, Inc. and Whitman Medical Corp. Dr. Frost is a trustee of the University of Miami. He is also a governor of the American Stock Exchange.

(7) Mr. Gerry is also Chairman of Seven Up/RC Bottling Company of Southern California, Inc. and is a former President of Citicorp Venture Capital Ltd. and director of Pond Hill Homes, Ltd.

(8) Mr. Hoffstot is also Chief Financial Officer of subsidiaries of Pittsburgh History & Landmarks Foundation.

(9) Mr. Justice was Vice President of the investment banking firm of Lovett Mitchell Webb & Garrison Inc. from 1984 to 1989.

(10) Mr. Kavanagh is also Chairman of Custom House Docks Development Co. Ltd. and was a director of Imry International Plc until 1989.

(11) Mr. Moore was Chairman of the Board and Chief Executive Officer of Ladd Petroleum Corporation from 1986 to 1988. He is also a director of First Interstate Bank of Denver and is a former director of General Atlantic Resources.

(12) Mr. Nitze is also a Chairman of Nitze, Stagen & Co., Inc. (New York and Washington).

COMPENSATION OF DIRECTORS

     Each director, other than Mr. Andrews, receives compensation of $2,000 per year for his services as a member of the Board of Directors. In addition, each director, other than Mr. Andrews, received $1,000 for each Board or Committee meeting attended and is reimbursed for certain expenses incurred in attending meetings of the Board of Directors and committees thereof.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers is set forth in Item 1. of Part 1 hereof.
                                       2

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Act of 1934 (the "34 Act") requires American's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Ten Percent Owners"), to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of American. Such officers, directors and Ten Percent Owners are required by SEC regulations to furnish American with copies of all Section 16(a) forms they file.

     To American's knowledge, based solely on review of the copies of such reports furnished to American and written representations that no other reports were required, during the fiscal year ended December 31, 1994, the executive officers, directors and Ten Percent Owners complied with all applicable Section 16(a) filing requirements, except that, due to a misunderstanding, forms were filed 4 and 29 days late with respect to purchases of the Convertible Preferred Stock by Messrs. Korell and Nitze, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation for the years 1994, 1993 and 1992 for American's Chief Executive Officer and the four highest paid executive officers other than the Chief Executive Officer who were serving at the end of American's last fiscal year.

                                                                              LONG-TERM COMPENSATION
                                                                                       AWARDS
                                                                            -----------------------------
                                                                                             SECURITIES
                                                  ANNUAL COMPENSATION                        UNDERLYING
                                                -----------------------      RESTRICTED     OPTIONS/SAR'S
     NAME AND                                                                  STOCK       (OPTION UNITS)      ALL OTHER
PRINCIPAL POSITION                   YEAR        SALARY          BONUS       AWARDS (1)       (SHARES)      COMPENSATION (2)
- ------------------                   ----       --------       --------    ------------   ---------------   ----------------
Mark Andrews                         1994       $270,000       $ 75,000          None          None(3)         $210,316
Chairman & CEO                       1993        270,000         60,000      $430,513       682,000(4)          147,919
                                     1992        270,000         60,000          None       100,000              18,964

John M. Hogan (5)                    1994        175,000         65,000          None          None(3)            5,437
Senior Vice President and            1993        150,000         50,000       146,766       232,500(4)            1,318
Chief Financial Officer              1992         57,404         20,000          None       225,000               5,566

Harold M. Korell (6)                 1994        190,000         50,000          None          None(3)            5,437
Senior Vice President -              1993        183,413         57,000       146,766       232,500(4)            1,318
Production                           1992        102,083         45,000          None       275,000               9,632

Robert R. McBride, Jr. (7)           1994        140,000         30,000           None           None(3)          2,261
Vice President - Production          1993        137,804         28,000         48,922         77,500(4)          1,050
Operations                           1992         48,115         35,000           None         75,000             5,900

Steven L. Mueller (8)                1994        140,000         30,000           None           None(3)          2,512
Vice President - Exploitation        1993        137,804         28,000         48,922         77,500(4)          1,050
                                     1992         18,952          7,500           None         75,000               338

- ------------
(1) Granted in October 1993 under American's 1983 Stock Compensation Plan ("1983 Plan"). One-third of the shares will vest on the second anniversary of the grant, one-third of the shares will vest on the third anniversary of the grant and one-third of the shares will vest on the fourth anniversary of the grant. The total number of shares of Restricted Common Stock held by the named officers as of December 31, 1994 and the total value thereof based on the $1.3125 per share closing price of the Common Stock on the American Stock Exchange at the grant date were as follows: Mr. Andrews - 341,000 shares: $447,563; Mr. Korell - 116,250 shares: $152,578; Mr. Hogan
     - 116,250 shares: $152,578; Mr. McBride - 38,750 shares: $50,859 and Mr.
     Mueller - 38,750 shares: $50,859. The aggregate number and value of all Restricted Common Stock Awards totaled: 797,250 shares and $1,046,391. To the extent paid on shares of Common Stock, dividends will also be paid on Restricted Common Stock.

                                      3

(2) All other compensation for 1994 consisted of the following: (i) Company contributions to the 401(k) Plan of $1,050 for each of the named officers;
     (ii) $1,941, $754, $754 and $251 in respect of Messrs. Andrews, Hogan, Korell and Mueller, respectively, representing the difference between the interest rates charged senior management and the prevailing margin rate in respect to loans to finance purchases of Common Stock during 1994; (iii) Company-paid life insurance premiums - for Mr. Andrews of $8,125; (iv) payment of relocation expenses of Mr. Andrews in connection with consolidation of the Company in Houston of $199,199; and (v) $3,633, $3,633, $1,211 and $1,211 in respect of Messrs. Hogan, Korell, McBride and Mueller, respectively, representing the cash payments to participants related to the vesting of one quarter of the Option Units under the Phantom Stock Plan ("Phantom Plan").

(3) 1994 amounts exclude 2,968,000 options granted under the 1994 Stock Compensation Plan ("1994 Plan") subject to stockholder approval at the 1995 annual meeting. The numbers of options granted under the 1994 Plan, subject to stockholder approval, were as follows: Mr. Andrews - 400,000 shares; Mr. Hogan - 200,000 shares; Mr. Korell - 200,000 shares; Mr. McBride - 100,000 shares; and Mr. Mueller - 100,000 shares. In addition, Mr. Andrews was permitted the opportunity to purchase up to 100,000 shares of Common Stock, the purchase of which would provide Options with a $1.25 exercise price at a rate of 8 Options for each share of Common Stock purchased during a specified period. As of March 31, 1995, Mr. Andrews had purchased the full 100,000 shares of Common Stock which entitles Mr. Andrews to an additional 800,000 Options. In addition, Mr. Hogan and Mr. Korell were each permitted the opportunity to purchase up to 50,000 shares of Common Stock, the purchase of which would provide Options with a $1.25 exercise price at a rate of 8 Options for each share of Common Stock purchased during a specified period. As of March 31, 1995, Mr. Hogan has not yet exercised his right to purchase shares of Common Stock to receive the additional Options. As of March 31, 1995, Mr. Korell had purchased the full 50,000 shares of Common Stock which entitles Mr. Korell to an additional 400,000 Options.

(4) Granted in October 1993 under American's Phantom Plan. One quarter of the Option Units vest on each anniversary of the grant.

(5)  John M. Hogan joined American in August 1992.

(6)  Harold M. Korell joined American in July 1992.

(7)  Robert R. McBride, Jr. joined American in October 1992.

(8)  Steven L. Mueller joined American in November 1992.

                                       4
OPTION/SAR GRANTS

     There were no grants of options, restricted stock awards or stock appreciation rights during 1994 except those made under the 1994 Plan. The following table sets forth certain information with respect to the proposed initial allocation of Awards under the 1994 Plan, which Awards were made subject to approval of the 1994 Plan by stockholders at the 1995 Annual Meeting.

                                                                                         POTENTIAL
                                                                                      REALIZABLE VALUE
                                                                                      AT ASSUMED ANNUAL
                                          % OF TOTAL                                 RATES OF STOCK PRICE
                                           OPTIONS     EXERCISE                        APPRECIATION FOR
                               NUMBER     GRANTED TO   OR BASE                               TERM
                             OF OPTIONS   EMPLOYEES     PRICE       EXPIRATION    --------------------------
  NAME AND POSITION           GRANTED      IN 1994     ($/UNIT)      DATE (1)          5%            10%
  -----------------          ----------   ----------   --------     ----------    -----------    -----------
Mark Andrews(2)...........    1,200,000      28.8%      $1.25       11/01/2004     $2,443,342     $3,890,614
 Chairman of the Board and
 Chief Executive Officer

John M. Hogan(3)..........      200,000       4.8%       1.25       11/01/2004        407,224        648,436
 Senior Vice President and
 Chief Financial Officer

Harold M. Korell(4).......      600,000      14.4%       1.25       11/01/2004      1,221,671      1,945,307
 Senior Vice President --
 Production

Robert R. McBride, Jr. ...      100,000       2.4%       1.25       11/01/2004        203,612        324,218
 Vice President --
 Production Operations

Steven L. Mueller.........      100,000       2.4%       1.25       11/01/2004        203,612        324,218
 Vice President --
 Exploitation

- ----------------
(1) Granted on November 1, 1994. One quarter of the options vest on each anniversary date of the grant and remain outstanding for a period of 10 years.

(2) Includes 800,000 options awarded to Mr. Andrews with a $1.25 exercise price at a rate of 8 options for each share of Common Stock purchased during a specified period. As of March 31, 1995, Mr. Andrews had purchased the full 100,000 shares of Common Stock.

(3) In addition, Mr. Hogan was awarded up to 400,000 Options with a $1.25 exercise price at a rate of 8 options for each share of Common Stock purchased during a specified period. As of March 31, 1995, Mr. Hogan had not exercised his right to purchase shares of Common Stock to receive the additional Options.

(4) Includes 400,000 options awarded to Mr. Korell with a $1.25 exercise price at a rate of 8 options for each share of Common Stock purchased during a specified period. As of March 31, 1995, Mr. Korell had purchased the full 50,000 shares of Common Stock.

     In addition to the Options granted above, at the election of the employees, the employees may convert their remaining Option Units granted under the Phantom Stock Plan in 1993 to Incentive Stock Options at the original Option Unit price. The Options will vest at the same rate as the Option Units with a term of ten years from the original Option Units award date. As of March 31, 1995, if all Option Units are converted, approximately 1,541,131 additional Options will be issued under the 1994 Plan.
                                       5

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides information with respect to the unexercised options to purchase the Common Stock held by the executive officers named in the Summary Compensation Table at December 31, 1994. None of these executive officers exercised any stock options during 1994.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/
                             OPTIONS/SAR'S HELD AT             SAR'S AT
                               DECEMBER 31, 1994       DECEMBER 31, 1994 (1)(2)
                          --------------------------  --------------------------
NAME                      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ----                      -----------  -------------  -----------  -------------
Mark Andrews                   327,500   62,500           $ 0          $ 0

Harold M. Korell               162,500  112,500             0            0

John M. Hogan                  132,500   92,500             0            0

Robert M. McBride, Jr.          42,500   32,500             0            0

Steven L. Mueller               42,500   32,500             0            0
- ------------
(1) Based on the closing price of the Common Stock on the American Stock Exchange on December 31, 1994 of $0.9375.

(2) 1994 amounts exclude 4,168,000 options granted under the 1994 Plan subject to stockholder approval at the 1995 annual meeting which includes the additional options granted pursuant to the Common Stock purchases by Mr. Andrews and Mr. Korell.

AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS AND KEY EMPLOYEES

     American has entered into agreements with certain of its executive officers and key employees providing for certain payments and other benefits upon the involuntary termination of the employment of such persons, including their constructive termination following a Change in Control, as defined in the Compensation Plan, of American. The agreements are intended to promote the retention of such persons in the service of American by providing them with an extra measure of financial security. The agreements provide that, upon involuntary termination, Mark Andrews, the Chief Executive Officer, shall receive cash payments equal to three times his base annual salary; each of John Hogan and Harold Korell, Senior Vice Presidents, shall receive cash payments equal to two times their respective base annual salaries; and each of Harry Harper, Robert McBride, Steve Mueller, Frank Murphy and Elliott Pew, Vice Presidents, and Cindy Gerow, Controller, shall receive cash payments equal to their respective base annual salaries. Such persons will also receive six months of medical and dental insurance benefits (except for disability coverage) at the expense of American followed by 18 months of reimbursement for payments made by such persons for medical and dental insurance continuation coverage in connection with rights conferred under the Consolidated Omnibus Budget Reconciliation Act of 1985, vesting of awards under the 1983 Plan and Phantom Plan and extension by six months of the exercise period for options. In the event that the termination of employment is not caused by a Change in Control, the cash payments will be reduced by the value of any Restricted Stock that vests as a result of the termination. The agreements do not apply in the event of a termination for cause and provide for reduction of benefits to avoid excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended.

                                       6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

     The following table sets forth certain information with respect to the only persons known by American, based on statements filed by such persons pursuant to
Section 13(d) or 13(g) of the 34 Act, to own beneficially in excess of 5% of the Common Stock as of March 31, 1995.

                                                      NUMBER          PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                OF SHARES          CLASS (1)
- ---------------------------------------           --------------      ----------
General Electric Pension Trust                    19,955,596 (2)         16.4
3003 Summer Street
Stamford, Connecticut 06904

New York Life Insurance Company                   11,481,965 (3)          9.6
51 Madison Avenue
New York, New York  10010

Snyder Oil Corporation                             9,161,394              7.8
777 Main Street, Suite 2500
Fort Worth, Texas  76102

Massachusetts Mutual Life                          8,421,823 (4)          7.0
  Insurance Company
1295 State Street
Springfield, Massachusetts  01111

UNUM Corporation                                   7,994,391 (5)          6.8
2211 Congress Street
Portland, Maine  04122
- ------------
(1) Pursuant to Rule 13d-3(d)(1) under the 34 Act, the table includes shares of Common Stock that can be acquired through the exercise of options, warrants or convertible securities within 60 days. The percent of the class owned by each such person has been computed assuming the exercise of all such options, warrants and convertible securities deemed to be beneficially owned by such person, and assuming that no options, warrants or convertible securities held by any other person have been exercised.

(2) Includes 3,333,333 shares issuable upon conversion of Convertible Preferred Stock represented by 200,000 Depositary Shares.

(3) Includes 1,666,667 shares issuable upon conversion of Convertible Preferred Stock represented by 100,000 Depositary Shares.

(4) Includes 6,295,000 shares of Common Stock and 2,126,823 shares issuable upon exercise of warrants to purchase Common Stock.

(5) Based upon a Schedule 13G, as amended, filed by UNUM Corporation with the SEC.

SECURITY OWNERSHIP OF MANAGEMENT

     The table below sets forth information concerning the shares of Common Stock beneficially owned, as of March 31, 1995, by each director, the Chief Executive Officer and the four other most highly compensated officers who were serving at the end of American's last fiscal year. Pursuant to Rule 13d-3(d)(1) under the 34 Act, the table includes shares of Common Stock that can be acquired through the exercise of options, warrants or convertible securities within 60 days. The percent of the class owned by each such person has been computed

                                       7

assuming the exercise of all such options, warrants and convertible securities deemed to be beneficially owned by such person, and assuming that no options, warrants or convertible securities held by any other person have been exercised. Except as indicated, each individual has sole voting power and sole investment power over all shares listed opposite his name.

                                          NUMBER OF SHARES          PERCENT
                                          OF COMMON STOCK           OF CLASS
                                          ----------------          --------
Mark Andrews..........................     2,463,203 (1)              2.1
O. Donaldson Chapoton.................        53,351                    *
Harry W. Colmery, Jr..................        65,569                    *
Irvin K. Culpepper, Jr................            --                    *
Walter J.P. Curley....................       110,000                    *
Phillip Frost, M.D....................     2,219,469 (2)              1.9
Peter G. Gerry........................        11,250                    *
H. Phipps Hoffstot, III...............       573,086 (3)                *
John E. Justice, III..................        38,771                    *
Mark Kavanagh.........................       213,333 (4)                *
John H. Moore.........................        25,305                    *
Peter P. Nitze........................       395,087 (5)                *
John M. Hogan.........................       311,699 (6)                *
Harold M. Korell......................       360,084 (7)                *
Robert R. McBride, Jr.................       105,653 (8)                *
Steven L. Mueller.....................       111,337 (9)                *

All directors and executive officers
 as a group (19 persons)..............     7,505,744(10)              6.3
- ------------
 *   Less than one percent

(1) Includes 519,480 shares held directly or indirectly by Mr. Andrews' children and a company of which Mr. Andrews' wife is a principal shareholder and a director, and as to which shares he disclaims beneficial ownership. Also includes 327,500 shares issuable upon exercise of stock options, 28,908 shares allocated to Mr. Andrews under the ESOP and 13,302 shares allocated to Mr. Andrews under the 401(k) Plan.

(2)  Includes 40,000 Depositary Shares.

(3) Includes 408,086 shares over which Mr. Hoffstot shares investment and voting power and as to which shares he disclaims beneficial ownership.

(4) These shares are owned by Kavex Limited, of which Mr. Kavanagh is Managing Director. Mr. Kavanagh shares investment and voting power over all such shares, but disclaims beneficial ownership over 170,666 of such shares.

(5) Includes 288,420 shares owned by general partnerships of which Mr. Nitze is a general partner and over which he shares voting and investment power and 4,000 Depositary Shares.

(6) Includes 132,500 shares issuable upon exercise of stock options, 1,964 shares allocated to Mr. Hogan under the ESOP and 2,860 shares allocated to Mr. Hogan under the 401(k) Plan.

(7) Includes 1,000 Depositary Shares, 162,500 shares issuable upon exercise of stock options, 3,709 shares allocated to Mr. Korell under the ESOP and 2,834 shares allocated to Mr. Korell under the 401(k) Plan.

(8) Includes 42,500 shares issuable upon exercise of stock options, 2,103 shares allocated to Mr. McBride under the ESOP and 2,925 shares allocated to Mr. McBride under the 401(k) Plan.

(9) Includes 42,500 shares issuable upon exercise of stock options, 35 shares allocated to Mr. Mueller under the ESOP and 10,677 shares allocated to Mr. Mueller under the 401(k) Plan.
                                       8

(10) These shares include, for all executive officers other than the Chief Executive Officer and the four other most highly compensated officers, 246,155 shares issuable upon exercise of stock options, 18,249 shares allocated under the ESOP and 20,778 shares allocated to officers and directors under the 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     New York Life Insurance Company ("New York Life"), the beneficial owner of 9.6% of the outstanding Common Stock, as calculated pursuant to Rule 13d-3(d)(1) under the 34 Act, and one of its wholly owned subsidiaries are investors in certain of American's institutional property acquisition programs. Wholly owned subsidiaries of New York Life and of American act as general partners of the NYLOG Programs, a series of producing property acquisition partnerships which were offered to the public through agents of New York Life and several other broker dealers. In addition, in April 1994, New York Life established a $40.0 million nonrecourse secured credit facility in favor of a wholly owned subsidiary of American to be used to acquire interests in the Company's APPL Programs, a series of institutional limited partnerships and related programs formed to acquire producing oil and gas properties. The facility provides for a commitment fee of $200,000 and financing fees of 1.25% of funds advanced and advances accrue interest at rates varying from 3% to 6% over the 30-day AI/PI commercial paper rate over the one-year term of borrowings under the facility. During 1994, the Company borrowed approximately $32.0 million under this facility and made interest and financing fee payments aggregating $1.4 million. In early 1995, this facility was retired using existing capacity on the Company's bank credit facility.

     In mid-1990, American agreed to act as liquidator for New York Life in connection with New York Life's investment in a partnership managed by another oil company. During 1994, American received payments totaling $134,000 for the reimbursement of certain costs incurred in providing this service. On December 10, 1993, American and New York Life's subsidiary, New York Life Resources, Inc., formed Ancon Partnership Ltd., a Texas limited partnership ("Ancon"), into which New York Life Resources, Inc., as a limited partner, contributed these properties and American, as general partner, purchased a 20% interest for $1.5 million. American anticipates that New York Life and various affiliates will contribute additional properties to Ancon in connection with which American is obligated to purchase a 1% interest and will have the option to purchase an additional 19% interest therein.

     In connection with the stock purchase program adopted by the Compensation Committee pursuant to which members of management were granted Restricted Stock and Option Units based, in the case of senior management, upon the number of shares of Common Stock acquired, the Company permitted senior officers the right to finance with the Company a portion of the shares acquired. In this connection, Mr. Andrews, along with four other members of senior management, financed a portion of the shares acquired. The total amount outstanding of all such loans as of December 31, 1994 was $134,234, with Mr. Andrews' borrowing being $65,933. These loans bear interest at the applicable federal rate provided by Section 1274(d) of the Internal Revenue Code of 1986, as amended, of 3.91% and are payable semi-monthly over three years.

     During 1994, Nitze-Stagen & Company, Inc., of which Peter P. Nitze, a director of American, is Chairman, performed financial consulting services for American. American paid this company $40,000 for such services rendered during 1994. During 1994, American paid John H. Moore, a director of American, $9,000 for petroleum consulting services. During 1994, American paid Walter J.P. Curley, a director of American, $20,000 for financial consulting services. O. Donaldson Chapoton, a director of American, is a partner in the law firm of Baker & Botts, L.L.P. During 1994, Baker & Botts, L.L.P. received $337,400 from the Company for legal services which it provided to American, although Mr. Chapoton has no direct or indirect material interest in such amount.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 1995.

                                      AMERICAN EXPLORATION COMPANY
                                               (Registrant)

                                      By: /s/ MARK ANDREWS
                                              Mark Andrews
                                              Chairman of the Board
                                              and Chief Executive Officer
Date:  May 1, 1995