Form 10-Q
period 1995-03-31
AMERICAN EXPLORATION CO
filed 1995-05-05
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

     On May 2, 1995, there were outstanding 118,144,275 shares of the registrant's Common Stock, par value $0.05 per share.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1995
                                  (Unaudited)
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1995
             and December 31, 1994......................................    1

           Condensed Consolidated Statements of Operations for the Three
             Months Ended March 31, 1995 and 1994.......................    2

           Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1995 and 1994.......................    3

           Notes to Condensed Consolidated Financial Statements.........    4

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    7

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings............................................   10

   Item 6. Exhibits and Reports on Form 8-K.............................   10

SIGNATURES..............................................................   11

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                       March 31,    December 31,
                                                         1995           1994
                                                      -----------   ------------
                                                      (Unaudited)
                        ASSETS
Current assets:
  Cash and temporary cash investments................   $  13,098     $   9,973
  Accounts receivable................................      11,493        10,652
  Receivable from partnerships.......................         584         4,488
  Inventory..........................................         230           293
  Other current assets...............................         970           721
                                                        ---------     ---------
      Total current assets...........................      26,375        26,127
                                                        ---------     ---------
Property, plant and equipment:
  Oil and gas properties, based on successful
    efforts accounting...............................     328,814       318,453
  Other property and equipment.......................      13,061        12,530
                                                        ---------     ---------
                                                          341,875       330,983
  Less:  Accumulated depreciation, depletion and
           amortization..............................     143,097       135,578
                                                        ---------     ---------
      Property, plant and equipment, net.............     198,778       195,405
                                                        ---------     ---------
Other assets.........................................       3,073         2,362
                                                        ---------     ---------
        Total assets.................................   $ 228,226     $ 223,894
                                                        ==========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..................   $     159     $     154
  Accounts payable...................................      15,487        14,391
  Accrued liabilities................................      14,341        15,629
  Obligation to net profits investors................          55            55
                                                        ---------     ---------
      Total current liabilities......................      30,042        30,229
                                                        ---------     ---------
Long-term debt.......................................      99,088        69,712
                                                        ---------     ---------
Note payable to related party........................        --          31,128
                                                        ---------     ---------
Other liabilities....................................       5,108         4,779
                                                        ---------     ---------
Deferred income taxes................................         336           336
                                                        ---------     ---------
Stockholders' equity:
  Convertible preferred stock, $1.00 par value, 4,000
    shares issued and outstanding (1995 and 1994)....           4             4
  Common stock, par value $.05 per share; issued:
    118,236,143 shares (1995) and 114,775,000 shares
    (1994); outstanding: 118,144,275 shares (1995)
    and 114,683,132 shares (1994)....................       5,912         5,739
  Additional paid-in capital.........................     271,805       267,652
  Accumulated deficit................................    (183,164)     (184,676)
  Treasury stock, at cost; 91,868 shares (1995
    and 1994)........................................        (342)         (342)
  Unearned compensation..............................        (439)         (525)
  Notes receivable from officers.....................        (124)         (142)
                                                        ---------     ---------
      Total stockholders' equity.....................      93,652        87,710
                                                        ---------     ---------
         Total liabilities and stockholders' equity..   $ 228,226     $ 223,894
                                                        ==========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                  (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            1995          1994
                                                         ---------     --------
REVENUES:
  Oil and gas sales.................................     $  17,832     $  9,366
  Gas settlement income, net........................           879         --
  Gain on sales of oil and gas properties...........           147           22
  Other revenues (costs), net.......................           (21)          45
                                                         ---------     --------
     Total revenues.................................        18,837        9,433
                                                         ---------     --------
COSTS AND EXPENSES:
  Production and operating..........................         6,762        3,718
  Depreciation, depletion and amortization..........         7,732        6,209
  General and administrative........................         1,485        2,079
  Taxes other than income...........................         1,430        1,181
  Exploration.......................................           120          811
  Impairment........................................          --          6,764
                                                         ---------     --------
     Total costs and expenses.......................        17,529       20,762
                                                         ---------     --------
INCOME (LOSS) FROM OPERATIONS.......................         1,308      (11,329)
                                                         ---------     --------
OTHER INCOME (EXPENSE):
  Interest expense..................................        (1,971)      (1,324)
  Other income (expense), net.......................           121         (145)
                                                         ---------     --------
     Total other expense............................        (1,850)      (1,469)
                                                         ---------     --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.....          (542)     (12,798)

Income tax benefit (provision)......................            47          (11)
                                                         ---------     --------
LOSS BEFORE EXTRAORDINARY ITEM......................          (495)     (12,809)

Extraordinary gain on extinguishment of debt........         2,456         --
                                                         ---------     --------
NET INCOME (LOSS)...................................         1,961      (12,809)

Preferred stock dividends...........................          (450)        (450)
                                                         ---------     --------
NET INCOME (LOSS) TO COMMON STOCK...................     $   1,511     $(13,259)
                                                         =========     ========
NET INCOME (LOSS) PER COMMON SHARE:
  Primary and fully diluted:
    Loss before extraordinary item..................     $    (.01)    $   (.19)
    Extraordinary item..............................           .02          --
                                                         ---------     --------
      NET INCOME (LOSS) PER COMMON SHARE............     $     .01     $   (.19)
                                                         ---------     ========
NUMBER OF COMMON AND EQUIVALENT SHARES:
  Primary and fully diluted.........................       118,067       70,514
                                                         =========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1995           1994
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................   $  1,961      $(12,809)
  Adjustments to arrive at net cash provided by
    (used in) operating activities:
  Depreciation, depletion and amortization ...........      7,732         6,209
  Gain on sales of oil and gas properties ............       (147)          (22)
  Exploration expense ................................        109           410
  Impairment expense .................................       --           6,764
  Extraordinary gain .................................     (2,456)         --
  Other, net .........................................        136           304
  Changes in operating working capital:
  Accounts receivable ................................       (293)          256
  Other current assets ...............................        (65)       (1,031)
  Accounts payable and accrued liabilities ...........      1,105        (6,418)
  Other operating ....................................       (275)          (53)
                                                         --------      --------
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES .......................................      7,807        (6,390)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of oil and gas properties ..............     (1,939)       (1,272)
  Development and exploration expenditures ...........     (9,000)       (5,283)
  Sales of oil and gas properties ....................        112           771
  Other investing ....................................      2,738          (256)
                                                         --------      --------
  NET CASH USED IN INVESTING ACTIVITIES ..............     (8,089)       (6,040)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings ...............................     36,000        11,000
  Bridge debt repayments .............................    (31,128)         --
  Repayments of other debt, net ......................     (1,034)         (856)
  Preferred stock dividends ..........................       (450)         (450)
  Debt and equity issuance costs and other ...........         19          (472)
                                                         --------      --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      3,407         9,222
                                                         --------      --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS ...................................      3,125        (3,208)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING
  OF PERIOD ..........................................      9,973        12,236
                                                         --------      --------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF PERIOD ..........................................   $ 13,098      $  9,028
                                                         ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by American Exploration Company ("American" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with current classifications.

(2)  ADOPTION OF NEW ACCOUNTING STANDARD

     Effective March 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." Under the provisions of the new statement, if the book value of an individual proved field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and fair value. As the Company reflected the effects of the new statement at December 31, 1994, the adoption of SFAS No. 121 had no effect on the current financial statements.


(3)  APPL CONSOLIDATION

     During 1994 and January 1995, the Company purchased limited partners' interests in the APPL Partnerships and net profits interests and debt interests in the APPL Debt Programs (the "APPL Consolidation"). In January 1995, the Company repurchased the remaining two investors' interests in several APPL Partnerships and the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of approximately 3.4 million shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. The elimination of the APPL debt in 1995 resulted in an extraordinary gain of approximately $2.5 million. No income tax expense has been recognized on the extraordinary gain.

     In addition, New York Life Insurance Company ("New York Life") has agreed to transfer certain of its interests not acquired in the APPL Consolidation to ANCON Partnership Ltd. ("ANCON"). The transfer of New York Life's APPL Program interests to ANCON is expected to occur in the second quarter of 1995, with the Company acquiring for cash a 20% interest in such properties at that time.

     The following pro forma summary of consolidated results of operations for the three months ended March 31, 1995 and 1994 gives effect to the APPL Consolidation as if it had occurred as of January 1, 1994.

(In thousands except per share amounts)                  For the Three Months
                                                            Ended March 31,
                                                     --------------------------
                                                        1995             1994
                                                     ---------        ---------
Pro forma revenues ...............................   $  18,837        $  18,996
Pro forma loss before extraordinary item .........        (495)         (11,267)
Pro forma net loss to common stock ...............        (945)          (2,319)

Pro forma net loss per common share:
  Primary and fully diluted:
    Loss before extraordinary item ...............   $    (.01)       $    (.10)
    Net loss .....................................        (.01)            (.02)

Weighted average shares outstanding:
  Primary and fully diluted ......................     118,067          116,645

     The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had this transaction occurred as of January 1, 1994.

(4)  DEBT

BANK DEBT

     In February 1995, the Company used excess borrowing capacity under the bank credit facility to refinance the $31.1 million balance outstanding under the bridge facility which had been provided by New York Life to finance the APPL Consolidation. Primarily due to the refinancing, bank debt increased $36.0 million to $64.0 million at March 31, 1995. The borrowing base or amount available under the bank credit facility is currently in the process of being redetermined by the banks. Management expects, based on discussions with its lenders, that the borrowing base will be at least $65.0 million.


(5)  CONTINGENCIES

LEGAL PROCEEDINGS

     LOUISIANA STATEWIDE CONTRACT. In December 1992, a U.S. District Court ruled that Louisiana Intrastate Gas Corporation ("LIG") had underpaid a subsidiary of the Company under a statewide gas purchase contract ("Statewide Contract") for the 1989 contract year. Pursuant to the ruling by the U.S. District Court, it was also determined through arbitration that the Company's subsidiary was underpaid for the period January 1990 to October 1992. The Statewide Contract covered certain properties acquired by the Company's subsidiary in 1988 with ownership in these properties assigned to several of the Company's investment programs. In December 1992, the Company's subsidiary agreed to terminate the Statewide Contract effective October 1, 1992 in exchange for a cash payment from LIG and a three-year replacement contract providing for market-based pricing. Upon appeal to the Fifth Circuit Court of Appeals, the Court of Appeals held in December 1994, in a per curiam opinion, that there was no reversible error and affirmed the trial court's ruling. Neither party appealed this ruling and in January 1995, the Company received approximately $1.0 million, net to its interest, after payment of applicable royalties. The proceeds from this settlement are reflected in gas settlement income on the accompanying statements of operations.

(6)  CASH FLOW INFORMATION

     Net cash provided by operating activities includes cash payments for interest totaling $814,000 and $757,000, net of capitalized interest of $359,000 and $378,000, for the first three months of 1995 and 1994, respectively. The Company received income tax refunds totaling $46,800 for the first three months of 1995 and paid income taxes of $12,800 for the same period in 1994.

     Noncash investing and financing activities related to the APPL Consolidation consisted of the issuance of approximately 3.4 million shares of common stock for the acquisition of oil and gas properties, including working capital, of $1.2 million and the elimination of $4.7 million in debt resulting in an extraordinary gain of $1.6 million.

(7)  SUBSEQUENT EVENT

DERIVATIVES

     In April 1995, the Company entered into Commodity Price Swap Agreements to hedge against a downturn in oil and gas prices. For the period from May 1995 through April 1996, American has two fixed price swap transactions covering a total of 15,000 MMBtu of gas per day hedged at a weighted average fixed price of $1.79 per MMBtu. The market price is defined as the price quoted in the first publication of INSIDE F.E.R.C.'S GAS MARKET REPORT for the month of production for Henry Hub or Houston Ship Channel deliveries. The Company also entered into two additional oil hedges. For the period from May 1995 through December 1995, the Company hedged 2,000 barrels of oil per day, and for the period from July 1995 through December 1995, the Company hedged an additional 1,500 barrels per day at a fixed price of $18.70 and $18.55 per barrel of NYMEX WTI Light Sweet Crude Oil, respectively. With regard to the Commodity Price Swap Agreements, if the market price is above the fixed price, the Company will pay the difference between the fixed price and the market price; and if the market price is below the fixed price, the Company will receive 100% of the difference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operating information of the Company for the periods presented.
                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
                                                              1995         1994
                                                            -------      -------
AVERAGE SALE PRICE:
  Gas ($/Mcf) ..........................................    $  1.67      $  2.18
  Oil ($/Bbl) ..........................................      16.52        13.10
  BOE ($/Bbl) ..........................................      11.76        13.06

PRODUCTION DATA:
  Gas (MMcf) ...........................................      6,662        2,661
  Oil (MBbls) ..........................................        406          273
  MBOE .................................................      1,516          717

ADDITIONAL $/BOE DISCLOSURES:
  Production and operating costs .......................    $  4.46      $  5.19
  Production and severance taxes(1).....................       0.60         0.76
  Depreciation, depletion and amortization .............       5.10         8.66

(1)  Excludes Franchise and Ad Valorem taxes

REVENUES

     Oil and gas sales totaled $17.8 million for the first quarter of 1995 compared to $9.4 million for the first quarter of 1994. This increase was due to higher domestic oil and gas production and oil prices offset in part by lower gas prices.

     On a net basis, oil production and gas production increased 49% and 150%, respectively, resulting in an increase in sales of $10.4 million. The increase in production was primarily due to the acquisition of investors' interests in the APPL Programs, which occurred primarily during the third and fourth quarters of 1994, and the results of drilling activities in the Sawyer, Brazos 440 and West McAllen fields.

     American realized an average gas price of $1.67 for the current quarter, down 23% from the first quarter of 1994, thus decreasing sales by $4.4 million offset by a $1.0 million gain from hedges. The average oil price for the quarter increased to $16.52 per barrel from $13.10 per barrel for the same period last year, increasing sales by $1.4 million.

     The Company recorded net gas settlement income of $879,000 for the first quarter of 1995. The 1995 income included amounts collected as the result of a final judgement in certain litigation with Louisiana Intrastate Gas Corporation.

EXPENSES

     Production and operating costs increased to $6.8 million for the first quarter of 1995 compared to $3.7 million for the first quarter of 1994. This increase was primarily due to the acquisition of interests pursuant to the APPL Consolidation. On a per unit of production basis, American's operating cost per BOE decreased to $4.46 for the 1995 quarter compared to $5.19 for the same quarter last year.

     Depreciation, depletion and amortization ("DD&A") totaled $7.7 million for the current quarter compared to $6.2 million for the same period in 1994. Although total DD&A expense increased due to higher production volumes during the current quarter, DD&A per BOE decreased 41% to $5.10 for the 1995 quarter compared to $8.66 for the same period last year. The decline in the DD&A rate reflects the effects of the acquisition of interests pursuant to the APPL Consolidation and the reduction in cost basis on certain properties as a result of an impairment charge taken in the fourth quarter of 1994.

     General and administrative expense ("G&A") totaled $1.5 million for the first quarter of 1995 compared to $2.1 million for the 1994 quarter. The decrease reflects a reduction in personnel and other administrative expenses partially offset by the loss of management fees related to the APPL Programs.

     Taxes other than income totaled $1.4 million for the first quarter of 1995 compared to $1.2 million for the 1994 quarter. The increase was primarily due to higher oil and gas revenues.

     Exploration expense was $120,000 for the quarter, down 85% from the same period in 1994. The decrease in exploration expense reflects reduced domestic exploratory drilling activity and the elimination of international exploration commitments which represented the majority of first quarter 1994 expenditures.

     During the first quarter of 1994, American recorded impairment expense of $6.8 million, which included a $6.4 million noncash charge for the write-off of the Company's remaining leasehold costs related to Tunisia. This write-off was a result of the Company's decision to sell its remaining interest in Tunisia in exchange for the purchaser assuming American's remaining international commitment associated with this concession. The remaining impairment expense taken in 1994 was primarily due to the write-off of leasehold costs associated with several domestic prospects at which the Company did not plan to conduct any further exploration.

     Interest expense totaled approximately $2.0 million for the 1995 quarter compared to $1.3 million for the same period in 1994. This increase reflects higher levels of debt outstanding primarily as a result of the APPL Consolidation. During the first quarter of 1995 and 1994, the Company paid quarterly dividends of $450,000 on its convertible preferred stock.

EXTRAORDINARY ITEM

     The $2.5 million extraordinary gain recorded in 1995 resulted from the elimination of nonrecourse debt in conjunction with the repurchases of notes issued by and net profits interests in the APPL Debt Programs. These repurchases were part of the APPL Consolidation. This gain represents the difference between the outstanding note balances and the actual purchase price of the notes.

NET INCOME (LOSS) TO COMMON STOCK

     American recorded net income to common stock for the first quarter of 1995 of $1.5 million, or $0.01 per share, compared to a net loss to common stock of $13.3 million, or $0.19 per share, for the same quarter last year. The income for 1995 was primarily due to increased income from operations as a result of the APPL Consolidation, gas settlement income and the recording of the extraordinary gain resulting from the elimination of nonrecourse debt associated with the APPL Consolidation.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $7.8 million during the first quarter of 1995 compared to a utilization of $6.4 million of cash flows from operating activities during the first quarter of 1994. The improvement in operating cash flow reflects the impact of the APPL Consolidation as oil and gas production has more than doubled in the first three months of 1995 as compared to the same period a year ago. Cash flows for the first quarter of 1994 reflected changes in working capital of $6.4 million due to the timing of payments relating to accounts payable and accrued liabilities.

     During the first quarter of 1995, capital expenditures for the acquisition and development of oil and gas properties totaled $10.9 million, compared to $6.6 million in the 1994 period.

     Bank debt increased $36.0 million in the first quarter of 1995 as the Company used its bank credit facility to refinance the $31.1 million balance outstanding under the bridge debt facility, which had provided financing for the APPL Consolidation. At March 31, 1995, bank debt totaled $64.0 million. The borrowing base, or amount available, under the bank credit facility is currently in the process of being redetermined by the banks. Management expects, based on current discussions with its lenders, that the borrowing base will be at least $65.0 million.

     In January 1995, the Company repurchased the remaining two investors' interests in several APPL Partnerships and the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of approximately 3.4 million shares
                                       8

of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994.

     The Company has increased its 1995 capital expenditure budget from $20 million to approximately $35 million. The increase in the Company's budget is primarily due to higher cash flows related to the Company's ability to stabilize its oil and gas prices through hedging activities.

     The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and borrowings under its bank credit facility. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and bank borrowings, American has the discretion and ability to adjust its capital budget. Other potential sources of capital for the Company include property sales and financings through the placement of notes or the sale of equity. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

                                    PART II
ITEM 1.  LEGAL PROCEEDINGS

     Information regarding legal proceedings of the company is set forth in Note 5 to the Condensed Consolidated Financial Statements in Item 1. of Part I, which information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

           12 Statements Re Computations of Ratios

           27 Financial Data Schedule

    (b) The Registrant filed no reports on Form 8-K during the first quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN EXPLORATION COMPANY

Date:  May 5, 1995                     By:   /s/ MARK ANDREWS
                                             ----------------
                                             Mark Andrews
                                             Chairman of the Board
                                             and Chief Executive Officer

Date:  May 5, 1995                     By:   /s/ JOHN M. HOGAN
                                             -----------------
                                             John M. Hogan
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Also Principal Accounting Officer)