Form 10-Q
period 1995-06-30
AMERICAN EXPLORATION CO
filed 1995-08-11
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________________ TO __________________

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

        ON AUGUST 9, 1995, THERE WERE OUTSTANDING 11,814,427 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1995

                                   (Unaudited)
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1995
             and December 31, 1994.....................................     1

           Condensed Consolidated Statements of Operations for the
             Three Months Ended June 30, 1995 and 1994 and the Six
             Months Ended June 30, 1995 and 1994.......................     2

           Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1995 and 1994.......................     3

           Notes to Condensed Consolidated Financial Statements........     4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     9

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................   12

  Item 2.  Changes in Securities........................................   12

  Item 4.  Submission of Matters to a Vote of Security Holders..........   12

  Item 5.  Other Information............................................   12

  Item 6.  Exhibits and Reports on Form 8-K.............................   17

SIGNATURES     .........................................................   18

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                          JUNE 30,  DECEMBER 31,
                                                            1995        1994
                                                          --------  ------------
                                                         (Unaudited)
                        ASSETS

Current assets:
   Cash and temporary cash investments .................  $   8,972   $   9,973
   Accounts receivable .................................     12,515      10,652
   Assets held for sale ................................     52,227        --
   Receivable from partnerships ........................       --         4,488
   Other current assets ................................        890       1,014
                                                          ---------   ---------
      Total current assets .............................     74,604      26,127
                                                          ---------   ---------
Property, plant and equipment:
   Oil and gas properties, based on successful
    efforts accounting .................................    271,207     318,453
   Other property and equipment ........................     12,996      12,530
                                                          ---------   ---------
                                                            284,203     330,983
   Less: Accumulated depreciation, depletion
          and amortization .............................    134,390     135,578
                                                          ---------   ---------
      Property, plant and equipment, net ...............    149,813     195,405
                                                          ---------   ---------
Other assets ...........................................      1,164       2,362
                                                          ---------   ---------
          Total assets .................................  $ 225,581   $ 223,894
                                                          =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................  $   7,665   $     154
   Accounts payable ....................................     13,320      14,391
   Accrued liabilities .................................     13,423      15,684
   Payable to partnerships .............................      1,725        --
                                                          ---------   ---------
      Total current liabilities ........................     36,133      30,229
                                                          ---------   ---------
Long-term debt .........................................     90,045      69,712
                                                          ---------   ---------
Note payable to related party ..........................       --        31,128
                                                          ---------   ---------
Other liabilities ......................................      5,106       5,115
                                                          ---------   ---------
Stockholders' equity:
   Convertible preferred stock, $1.00 par value,
     4,000 shares issued and outstanding (1995 and 1994)          4           4
   Common stock, par value $.05 per share; issued:
     11,814,427 shares (1995) and 11,477,500 shares
     (1994); outstanding: 11,814,427 shares (1995) and
     11,468,313 shares (1994) ..........................        591         574
   Additional paid-in capital ..........................    276,785     272,817
   Accumulated deficit .................................   (182,625)   (184,676)
   Treasury stock, at cost; 9,187 shares (1994) ........       --          (342)
   Unearned compensation ...............................       (353)       (525)
   Notes receivable from officers ......................       (105)       (142)
                                                          ---------   ---------
      Total stockholders' equity .......................     94,297      87,710
                                                          ---------   ---------
          Total liabilities and stockholders' equity ...  $ 225,581   $ 223,894
                                                          =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         --------------------   -------------------
                                                           1995        1994      1995        1994
                                                         --------    --------   -------    --------
REVENUES:
   Oil and gas sales..................................    $20,327    $11,145    $38,159    $ 20,511
   Gas settlement income..............................       --          167        879         231
   Gain on sales of oil and gas properties............        296        190        443         212
   Other revenues (costs), net........................        102        (60)        81         (79)
                                                          -------    -------    -------    --------
      Total revenues..................................     20,725     11,442     39,562      20,875
                                                          -------    -------    -------    --------
COSTS AND EXPENSES:
   Production and operating...........................      6,762      4,237     13,524       7,955
   Depreciation, depletion and amortization...........      7,820      6,703     15,552      12,912
   General and administrative.........................      1,498      1,590      2,983       3,669
   Taxes other than income............................      1,708      1,168      3,138       2,349
   Exploration........................................         40        103        160         914
   Impairment.........................................       --          54        --         6,818
                                                          -------    -------    -------    --------
      Total costs and expenses........................     17,828     13,855     35,357      34,617
                                                          -------    -------    -------    --------
INCOME (LOSS) FROM OPERATIONS.........................      2,897     (2,413)     4,205     (13,742)
                                                          -------    -------    -------    --------
OTHER INCOME (EXPENSE):
   Interest expense...................................     (1,880)    (1,695)    (3,851)     (3,372)
   Other income, net..................................         31         83        152         291
                                                          -------    -------    -------    --------
      Total other expense.............................     (1,849)    (1,612)    (3,699)     (3,081)
                                                          -------    -------    -------    --------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                     1,048     (4,025)       506     (16,823)
Income tax provision..................................        (58)      (248)       (11)       (259)
                                                          -------    -------    -------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............        990     (4,273)       495     (17,082)
Extraordinary gain on extinguishment of debt..........       --        2,042      2,456       2,042
                                                          -------    -------    -------    --------
NET INCOME (LOSS).....................................        990     (2,231)     2,951     (15,040)
Preferred stock dividends.............................       (450)      (450)      (900)       (900)
                                                          -------    -------    -------    --------
NET INCOME (LOSS) TO COMMON STOCK.....................    $   540    $(2,681)   $ 2,051    $(15,940)
                                                          =======    =======    =======    ========
NET INCOME (LOSS) PER COMMON SHARE:
  Primary and fully diluted:
      Income (loss) before extraordinary item.........    $   .05    $  (.67)   $  (.03)   $  (2.55)
      Extraordinary item..............................       --          .29        .20         .29
                                                          -------    -------    -------    --------
         NET INCOME (LOSS) PER COMMON SHARE...........    $   .05    $  (.38)   $   .17    $  (2.26)
                                                          =======    =======    =======    ========
NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted..........................     11,814      7,051     11,811       7,051
                                                          =======    =======    =======    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                            -------------------
                                                              1995       1994
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................  $  2,951   $(15,040)
   Adjustments to arrive at net cash provided by
    (used in) operating activities:
      Depreciation, depletion and amortization ...........    15,552     12,912
      Gain on sales of oil and gas properties ............      (443)      (212)
      Exploration expense ................................       142        449
      Impairment expense .................................      --        6,818
      Extraordinary gain on extinguishment of debt .......    (2,456)    (2,042)
      Other, net .........................................       274        591
   Changes in operating working capital:
      Accounts receivable ................................       994      1,078
      Other current assets ...............................       235       (947)
      Accounts payable and accrued liabilities ...........    (2,689)    (5,963)
   Other operating .......................................     1,247        100
                                                            --------   --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES ..............................    15,807     (2,256)
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties .................   (10,212)    (7,460)
   Development and exploration expenditures ..............   (13,267)   (12,430)
   Proceeds from sales of oil and gas properties, net ....     2,441        914
   Other investing .......................................     2,781       (370)
                                                            --------   --------
      NET CASH USED IN INVESTING ACTIVITIES ..............   (18,257)   (19,346)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings ..................................    39,500     19,000
   Bank debt repayments ..................................    (5,000)    (1,500)
   Bridge debt borrowings ................................      --        6,638
   Bridge debt repayments ................................   (31,128)      --
   Repayments of other debt, net .........................    (1,060)    (3,869)
   Preferred stock dividends .............................      (900)      (900)
   Debt and equity issuance costs and other ..............        37       (599)
                                                            --------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ..........     1,449     18,770
                                                            --------   --------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ......    (1,001)    (2,832)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD .....................................     9,973     12,236
                                                            --------   --------
CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD ...........................................  $  8,972   $  9,404
                                                            ========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by American Exploration Company ("American" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with current classifications.

      As discussed in Note 5, the Company effected a one-for-ten reverse split of its common stock (the "Reverse Stock Split") during the second quarter of 1995. The stockholders' equity accounts on the accompanying consolidated balance sheets have been restated to give retroactive recognition to the Reverse Stock Split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated.

(2)   ADOPTION OF NEW ACCOUNTING STANDARD

      Effective March 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." Under the provisions of the new statement, if the net book value of an individual proved oil or gas field is greater than its undiscounted future net cash flow from proved reserves, then the excess of the net book value over the fair value is recognized as an impairment of the asset. Because the Company changed its accounting policy on impairments during 1994, the adoption of SFAS No. 121 had no effect on the 1995 financial statements.

(3)   APPL CONSOLIDATION

      During 1994 and January 1995, the Company purchased limited partners' interests in the APPL Partnerships and net profits interests and debt interests in the APPL Debt Programs (the "APPL Consolidation"). In January 1995, the Company repurchased the remaining two investors' interests in several APPL Partnerships and the APPL Debt Programs for a combination of $1.3 million in cash and the issuance of approximately 346,000 shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. The elimination of the APPL debt in 1995 resulted in an extraordinary gain of approximately $2.5 million. No income tax expense has been recognized on the extraordinary gain.

      In May 1995, New York Life Insurance Company ("New York Life") transferred certain of its limited partner's interests in oil and gas properties not acquired in the APPL Consolidation to ANCON Partnership Ltd. ("ANCON"). The Company acquired a 20% interest in these properties for approximately $6.7 million in cash, which was financed through the Company's bank credit facility.

      The following pro forma summary of consolidated results of operations for the six months ended June 30, 1995 and 1994 gives effect to the APPL Consolidation as if it had occurred as of January 1, 1994.

(In thousands except for per share amounts)                                                                 FOR THE SIX MONTHS
                                                                                                               ENDED JUNE 30,
                                                                                                     ------------------------------
                                                                                                       1995                  1994
                                                                                                     --------              --------
Pro forma revenues .....................................................................             $ 40,278              $ 40,638
Pro forma loss before extraordinary item ...............................................                  (22)              (14,676)
Pro forma loss to common stock .........................................................                  (22)               (4,084)
Pro forma loss per common share: Primary and fully diluted:
      Loss before extraordinary item ...................................................             $   --                $  (1.26)
      Net loss .........................................................................                 --                    (.35)
Weighted average shares outstanding:
   Primary and fully diluted ...........................................................               11,814                11,664

      The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had this transaction occurred as of January 1, 1994.

(4)   DEBT

      In February 1995, the Company used excess borrowing capacity under the bank credit facility to refinance the $31.1 million balance outstanding under the bridge facility which had been provided by New York Life to finance a portion of the APPL Consolidation. Primarily due to the refinancing, bank debt increased from $28.0 million outstanding at year-end 1994 to $62.5 million at June 30, 1995. In July 1995, American repaid all of the outstanding bank debt primarily using the proceeds from the sale of the Company's interest in the Sawyer Field, discussed in Note 9.

      The borrowing base under the bank credit facility is redetermined by the banks semiannually, and in May 1995, the borrowing base was redetermined at $75.0 million. In July 1995, in conjunction with the sale of the Sawyer Field, the borrowing base was reduced to $55.0 million. The accompanying consolidated balance sheets reflect $7.5 million of current maturities of long-term bank debt as of June 30, 1995, with the current portion representing the excess of the total outstanding bank debt at that date over the borrowing base which became effective in July.

(5)   REVERSE STOCK SPLIT

      On June 13, 1995, American's stockholders approved an amendment to the Company's Restated Certificate of Incorporation which effected the Reverse Stock Split and also reduced the number of authorized shares of common stock from 200,000,000 to 50,000,000. As a result of the Reverse Stock Split, the number of outstanding shares of common stock was reduced to 11,814,427 shares outstanding at June 30, 1995, from 118,144,275 shares outstanding immediately prior to the Reverse Stock Split. In addition, approximately $5.3 million was reclassified on the consolidated balance sheet from common stock to additional paid-in capital. The remaining shares of treasury stock held by American prior to the Reverse Stock Split were cancelled.

                                       5
(6)   DERIVATIVES

      The Company periodically enters into commodity price swap agreements to hedge its oil and gas production sold under market-based prices. The following table details the swap agreements currently in effect:

PRODUCT      CONTRACT PERIOD              DAILY PRODUCTION     FIXED PRICE    MARKET PRICE REFERENCE
- -------      -----------------------      -----------------    -----------    ----------------------

 Gas        May 1995 - April 1996            10,000 mmbtu        $ 1.78        Houston Ship Channel
 Gas        May 1995 - April 1996             5,000 mmbtu          1.80        Henry Hub
 Gas        June 1995 - May 1996             20,000 mmbtu          1.81        Houston Ship Channel
 Gas        June 1995 - May 1996             10,000 mmbtu          1.84        Henry Hub

 Oil        May 1995 - December 1995          2,000 barrels      $18.70        NYMEX WTI
 Oil        July 1995 - December 1995         1,500 barrels       18.55        NYMEX WTI

With regard to the commodity price swap agreements, if the market price is above the fixed price, the Company will pay to the counterparty the difference between the fixed price and the market price; and if the market price is below the fixed price, the Company will receive that difference from the counterparty.

(7)   CONTINGENCIES

LEGAL PROCEEDINGS

      LOUISIANA STATEWIDE CONTRACT. In December 1992, a U.S. District Court ruled that Louisiana Intrastate Gas Corporation ("LIG") had underpaid a subsidiary of the Company under a statewide gas purchase contract ("Statewide Contract") for the 1989 contract year. Pursuant to the ruling by the U.S. District Court, it was also determined through arbitration that the Company's subsidiary was underpaid for the period January 1990 to October 1992. The Statewide Contract covered certain properties acquired by the Company's subsidiary in 1988 with ownership in these properties assigned to several of the Company's investment programs. In December 1992, the Company's subsidiary agreed to terminate the Statewide Contract effective October 1, 1992 in exchange for a cash payment from LIG and a three-year replacement contract providing for market-based pricing. Upon appeal to the Fifth Circuit Court of Appeals, the Court of Appeals held in December 1994 that there was no reversible error and affirmed the trial court's ruling. Neither party appealed this ruling and in January 1995, the Company received cash proceeds of approximately $1.0 million, net to its interest, after payment of applicable royalties. The proceeds from this settlement are reflected in gas settlement income on the accompanying statements of operations.

      SAWYER FIELD - SUTTON COUNTY, TEXAS. The Company and an affiliated partnership are defendants in a property damage lawsuit in the 112th Judicial District in Sutton County, Texas styled CLAIRE J. POWERS, ET AL. VS. DON R. GILLER, ET AL. A related personal injury suit styled JANE GILLER, ET AL. VS. ENRON CORPORATION, ET AL in the 113th Judicial District in Harris County, Texas, in which the Company and its affiliated partnership are among the defendants, has been abated pending resolution of the Sutton County suit. Both lawsuits arise out of a fire in December 1994 at a cabin owned by the landowner in the Sawyer Field. As a result of the fire, two hunters died and a third hunter suffered serious burns.

      Pursuant to an arrangement made by the previous operator of the field, the landowner supplied the cabin with natural gas from a nearby well of which the Company subsequently became the operator. The Company is alleged to have been negligent or grossly negligent in failing to properly supply gas to the cabin. The Company has denied that it was negligent or grossly negligent and will vigorously defend its interests. The amount of damages being sought against the Company is unknown at this time since the plaintiffs have not specified damages. Because of the early stages of these proceedings, it is not possible to quantify what liabilities, if any, the Company might incur.

      LIMITED PARTNERSHIP LITIGATION. In February 1995, the Company and American Exploration Production Company, a subsidiary of the Company, were served with a lawsuit instituted on October 14, 1994 styled RICHARD RILEY AND FRANCES RILEY V. LEROY WOLF, NEW YORK LIFE INSURANCE COMPANY, NYLIFE EQUITY, INC., NYLIFE REALTY INCOME PARTNERS I, L.P., NEW YORK LIFE OIL AND GAS PRODUCING PROPERTIES II-E, L.P., LINCLAY INVESTMENT PROPERTIES, INC., AMERICAN EXPLORATION PRODUCTION COMPANY, JOHN DOES (1-10) AND A.B.C. CORP. (1-10) Civil Action No. 94.5827 (HAA) presently pending in
                                       6

the United States District Court, District of New Jersey. The plaintiffs allege various causes of action, including inefficient and wasteful management of partnership assets, relating to their investment in real estate and oil and gas limited partnerships. American Exploration Production Company acts as a co-general partner in the oil and gas limited partnership. The plaintiffs seek a rescission of their investments, compensatory and punitive damages, and other relief. The Company believes American and its affiliate have conducted themselves properly with respect to such limited partnership.

      On May 8, 1995, the Court denied the plaintiffs' request to add derivative and racketeering counts to the complaint, finding that the plaintiffs did not have standing to bring a derivative claim and that the essential elements of a racketeering claim had not been properly plead. More recently, the plaintiffs sought to replead the racketeering and fraudulent concealment counts. The Court has not yet ruled on the plaintiffs' motion to amend their complaint, but has stayed all discovery in the case pending a settlement conference between the parties.

      CEMENT I UNIT - CADDO COUNTY, OKLAHOMA. In 1991, an administrative hearing was held by the Oklahoma Corporation Commission ("OCC") to establish the cause of the saltwater contamination of the municipal water supply of the city of Cyril, Oklahoma and to formulate a plan of abatement of the pollution. Parties to the hearing included the current and former operators of the Cement, Cement I and West Cement units as well as American. The Company owns an 18.56% interest in the Cement I Unit and controls an additional 6.42% interest through investment programs. In August 1992, the administrative law judge granted the Company's motion to dismiss on the grounds that the Company had not violated any statute, rule or regulation of the OCC and that the evidence did not establish that the Company caused any contamination of the aquifer. The ruling was subsequently affirmed by the OCC in December 1992. In January 1993, the current and former operators filed Petitions in Error in the Supreme Court of Oklahoma to appeal the OCC's decision. Matters raised on appeal included the dismissal of the Company. The Supreme Court remanded the appeal to the Court of Appeals for consideration. On April 25, 1995, the Court of Appeals issued a ruling affirming the Company's dismissal from the proceeding. The Court denied the Petitions for Rehearing on June 2, 1995, and the other parties to the proceeding have filed Writs of Certiorari with the Oklahoma Supreme Court. The OCC is requiring the responsible parties to conduct an investigation and formulate a plan of remediation during the pendency of the appeal.

      In rendering its April 1995 judgement, the Court stated, however, that any claims which an operator wishes to make against any non-operator (which could include the Company), pursuant to the plan of unitization, for the non-operator's proportionate share of any costs incurred pursuant to any remediation ultimately ordered must be brought in District Court in a new proceeding. To date, no such claims have been brought against the Company.

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

(8)   CASH FLOW INFORMATION

      Net cash provided by operating activities includes cash payments for interest totaling $4.0 million and $2.9 million, net of capitalized interest of $695,000 and $753,000, for the first six months of 1995 and 1994, respectively. The Company paid income taxes of $12,000 and $218,000 for the first six months of 1995 and 1994, respectively.

      Noncash investing and financing activities in 1995 were related to the APPL Consolidation. American issued approximately 346,000 shares of common stock valued at $12.50 per share to acquire $1.2 million of oil and gas properties, including working capital, and to eliminate $4.7 million of nonrecourse debt, resulting in an extraordinary gain of $1.6 million.

                                       7
(9)  SUBSEQUENT EVENT

SALE OF SAWYER FIELD

      On July 27, 1995, the Company closed the sale of its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. ("Louis Dreyfus") for a purchase price of approximately $64.0 million net to American's interest. Louis Dreyfus also purchased additional interests in the Sawyer Field held by certain limited partnerships for which the Company is the managing general partner. As of December 31, 1994, the present value of the future net cash flows, discounted at 10%, related to American's interest in the Sawyer Field totaled approximately $29.7 million. As part of the sale of the Sawyer Field, the Company also sold approximately 10 Bcf of proved reserves acquired through the APPL Consolidation in early 1995.

      After adjusting for interim net revenues, changes in property values and transaction costs, American's share of the net proceeds from the sale was applied to eliminate the Company's outstanding bank debt. The net book value of the Company's interest in the Sawyer Field is reflected as a current asset in the accompanying consolidated balance sheet as of June 30, 1995. The Company expects to recognize a gain on the sale of the Sawyer Field of approximately $8 million, subject to adjustment, in the third quarter of 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company for the periods presented.

                                                         FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         --------------------   ------------------
                                                           1995       1994       1995       1994
                                                         --------    -------    -------    -------
AVERAGE SALES PRICE:
   Gas ($/Mcf)........................................   $   1.74    $  2.04    $  1.71    $  2.10
   Oil ($/Bbl)........................................      17.39      16.11      16.98      14.57
   BOE ($/Bbl)........................................      12.33      13.46      12.06      13.28

PRODUCTION DATA:
   Gas (MMcf).........................................      7,191      3,409     13,853      6,069
   Oil (MBbls)........................................        449        260        854        533
   MBOE...............................................      1,648        828      3,163      1,545

ADDITIONAL $/BOE DISCLOSURES:
   Production and operating costs.....................   $   4.10    $  5.12    $  4.28    $  5.15
   Production and severance taxes (1).................        .65        .80        .62        .78
   Depreciation, depletion and amortization...........       4.75       8.10       4.92       8.36

(1)   Excludes franchise and ad valorem taxes.

REVENUES

      Oil and gas sales totaled $20.3 million for the second quarter of 1995, compared to $11.1 million for the same period in 1994. For the first six months of the year, oil and gas sales totaled $38.2 million in 1995 and $20.5 million in 1994. The significant increases in sales revenues for the 1995 periods reflect the doubling of total production volumes which resulted from the acquisition of investors' interests in oil and gas properties through the APPL Consolidation and successful development activity.

      Oil production and gas production increased 73% and 111%, respectively, for the second quarter of 1995, as compared to the same quarter of 1994, resulting in a $10.8 million increase in sales. For the first half of 1995, sales increased $21.0 million over the comparable period a year ago as oil production climbed 60% to 854 MBbls and gas production more than doubled to 13.9 Bcf. In addition to the APPL Consolidation, higher production volumes also reflect the results of drilling activities in the Sawyer, Brazos 440 and West McAllen fields.

      The favorable impact of increased production was partially offset by the decline in current year gas prices. American's 1995 realized gas price fell to $1.74 for the quarter and $1.71 year-to-date from $2.04 and $2.10 for the comparable periods last year. As a result, second quarter 1995 sales revenues were reduced by $2.2 million and year-to-date 1995 sales were lowered by $5.5 million, net of a $953,000 gain from gas price hedges.

      The negative impact of lower gas prices was partially offset by higher oil prices. For the second quarter of 1995, American realized an average price of $17.39 per barrel with the 8% increase over the comparable 1994 quarter adding $575,000 to sales revenues, net of $299,000 losses on oil price hedges. Favorable oil prices made a more significant impact on the year-to-date period, averaging $16.98 per barrel in 1995 or 17% above the first half of 1994 when oil prices were particularly low during the first quarter. For the six-month period, the increase in oil prices contributed $2.1 million to sales, net of $370,000 hedging losses.

      During the first six months of 1995, the Company recorded net gas settlement income of $879,000 which primarily includes the proceeds received in the first quarter from certain litigation with Louisiana Intrastate Gas Corporation. For the first half of 1994, the Company recorded $231,000 of gas settlement income.

EXPENSES

      Reflecting the acquisition of interests pursuant to the APPL Consolidation, production and operating costs increased to $6.8 million and $13.5 million for the three and six months ended June 30, 1995, respectively, compared to $4.2 million and $8.0 million for the same periods in 1994. On a unit of production basis, American's operating cost per BOE decreased to $4.10 for the quarter and $4.28 for the first six months of 1995 from $5.12 and $5.15 for the comparable 1994 periods. The 20% decline in unit operating cost for the quarter (17% year-to-date) highlights the Company's improved operating efficiency attributable to higher production from new wells and operating cost reductions on other properties.

      Depreciation, depletion and amortization ("DD&A") totaled $7.8 million for the second quarter of 1995, compared to $6.7 million for the same period in 1994. For the first half of the year, DD&A totaled $15.6 million in 1995 and $12.9 million in 1994. Although total DD&A expense increased due to higher production volumes, DD&A per BOE decreased to $4.75 and $4.92 for the quarter and six months ended June 30, 1995, respectively, from $8.10 and $8.36 for the comparable periods last year. The decline in the DD&A rate reflects the effects of the acquisition of interests through the APPL Consolidation and the reduction in cost basis on certain properties as a result of an impairment charge recorded in the fourth quarter of 1994.

      General and administrative expense ("G&A") was relatively unchanged for the second quarter totaling $1.5 million in 1995 and $1.6 million in 1994. Another measure of improvements in operating efficiency following the APPL Consolidation is the 53% decline in G&A per unit of production to $.91 per BOE in the second quarter of 1995 from $1.92 per BOE for the comparable 1994 quarter. For the first six months of 1995, G&A totaled $3.0 million or 19% below the comparable period a year ago. The year-to-date decrease primarily reflects personnel reductions in the first half of 1994 partially offset by the loss of management fees related to the APPL Programs.

      Increases in taxes other than income to $1.7 million and $3.1 million for the quarter and six months ended June 30, 1995, respectively, reflect higher oil and gas production.

      During the first quarter of 1994, American recorded impairment expense of $6.8 million mainly related to the write-off of the Company's remaining leasehold costs in Tunisia.

      Reflecting higher levels of debt outstanding primarily as a result of the APPL Consolidation, interest expense increased 11% for the quarter and 14% year-to-date to $1.9 million and $3.9 million for respective periods of 1995.

EXTRAORDINARY ITEM

      The $2.5 million extraordinary gain recorded in 1995 and the $2.0 million gain in 1994 resulted from the extinguishment of nonrecourse debt in conjunction with the repurchases of investors' interests in the APPL Debt Programs.

NET INCOME (LOSS) TO COMMON STOCK

      American recorded net income to common stock for the second quarter of 1995 of $540,000, or $0.05 per share, compared to a net loss to common stock of $2.7 million, or $0.38 per share, for the same quarter last year. For the first six months of 1995, the Company recognized net income to common stock of $2.1 million, or $0.17 per share, compared to a net loss to common stock of $16.0 million, or $2.26 per share, for the same period in 1994. Net income in 1995 is primarily attributable to income from operations which has resulted from operating efficiencies achieved through the APPL Consolidation and from the reduction in the Company's DD&A rate. For the first six months of 1995, income was also enhanced by the recording of the extraordinary gain and the receipt of gas settlement income.

CAPITAL RESOURCES AND LIQUIDITY

      Net cash provided by operating activities totaled $15.8 million during the first six months of 1995 compared to a utilization of $2.3 million of cash flows from operating activities during the same period of 1994. The improvement in operating cash flow reflects the impact of the APPL Consolidation and successful development activity which together have more than doubled oil and gas production in the first six months of 1995 as compared to the same period a year ago. Cash flows for the first half of 1994 reflected negative changes in working capital of $6.0 million due to the timing of payments relating to accounts payable and accrued liabilities.

      The Company's 1995 capital expenditure budget for acquisitions, development and exploration is currently set at approximately $35 million. During the first six months of 1995, capital expenditures for the acquisition of oil and gas properties totaled $10.2 million, compared to $7.5 million in the 1994 period. Acquisitions in 1995 reflect the purchase of American's 20% general partner's interest in ANCON for $6.7 million. In this transaction the Company acquired an interest in certain oil and gas properties which had previously been owned by New York Life as an investor in the APPL Programs. Acquisition expenditures in 1995 also include $1.5 million for an interest in the Buckner Field, $1.3 million related to the APPL Consolidation and the purchases of several offshore blocks in the Gulf of Mexico. The prior year's acquisition expenditures include $6.9 million for the repurchase of numerous small investors' interests in the APPL Programs.

      In January 1995, the Company repurchased the remaining two investors' interests in several APPL Partnerships and the APPL Debt Programs for a combination of $1.3 million in cash, as mentioned above, and the issuance of approximately 346,000 shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994.

      Development and exploration expenditures for the first half of 1995 totaled $13.3 million. Significant development projects include completion of two wells offshore in the Gulf of Mexico in the Vermillion Block 115 and the West Cameron Block 408 and projects in the West McAllen Field in South Texas. Approximately $10 million of additional development and exploration expenditures are budgeted for the second half of 1995. This amount may be increased should additional opportunities arise.

      Bank debt increased $34.5 million in the first half of 1995 as the Company used its bank credit facility to refinance the $31.1 million balance outstanding under the bridge debt facility, which had provided interim financing for a portion of the APPL Consolidation. At June 30, 1995, bank debt totaled $62.5 million; however, American repaid all of the outstanding bank debt primarily using the proceeds from the sale of the Company's interest in the Sawyer Field, as discussed below. As a result, the Company's debt to capitalization ratio will be reduced to approximately 27%. The borrowing base, or amount available, under the bank credit facility after the close of the Sawyer sale is $55.0 million.

      On July 27, 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of approximately $64.0 million net to American's interest. As of December 31, 1994, American's interest in the Sawyer Field represented approximately 27% of the Company's total proved reserves, and the present value of the future net cash flows, discounted at 10%, related to American's interest in the field totaled approximately $29.7 million. The sale of the Sawyer Field will reduce operating cash flow by approximately $800,000 per month, offset by approximately $300,000 per month of interest expense savings. Management believes that production from recently completed wells will further mitigate the impact of the sale on operating cash flow. The elimination of bank debt as a result of the sale places the Company in a strong financial position which will allow American to pursue other projects in progress and additional projects in the offshore Gulf of Mexico and onshore Gulf Coast areas.

      The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and, if necessary, borrowings under its bank credit facility. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and bank borrowings, or if additional development and exploration opportunities arise, American has the discretion and ability to adjust its capital budget accordingly. Other potential sources of capital for the Company include property sales and financings through the placement of notes or the sale of equity. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they are due.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

      Information regarding legal proceedings of the Company is set forth in
Note 7 to the Consolidated Financial Statements in Item 1 of Part I, which information is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

      On June 13, 1995, stockholders of the Company approved a decrease in authorized shares of American common stock from 200,000,000 to 50,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on June 13, 1995, the stockholders elected all of the nominees for directors set forth in the Company's proxy statement as follows:

                                            AFFIRMATIVE           VOTES
                                               VOTES            WITHHELD
                                            -----------        ---------
          Mark Andrews                      111,526,869          910,267
          Harry W. Colmery, Jr.             111,354,259        1,082,877
          Irvin K. Culpepper, Jr.           103,344,980        9,092,156
          Walter J. P. Curley               111,353,811        1,081,325
          Phillip Frost, M.D.               111,560,269          876,867
          Peter G. Gerry                    111,365,565        1,071,571
          H. Phipps Hoffstot, III           111,368,404        1,068,732
          John H. Moore                     111,553,466          883,670
          Peter P. Nitze                    111,369,009        1,068,127

      The Company's stockholders also approved a one-for-ten reverse stock split of the Company's common stock, a decrease in the number of authorized shares of common stock to 50,000,000 and the related amendment of the Company's Restated Certificate of Incorporation. This proposal received (i) 107,423,771 affirmative votes, 4,558,190 negative votes and 236,263 abstentions by the holders of the Company's common stock and preferred stock voting together as a class and (ii) 99,148,287 affirmative votes, 4,484,989 negative votes and 236,263 abstentions by the holders of the Company's common stock voting alone as a class. In addition, the Company's stockholders approved the 1994 American Exploration Company Stock Compensation Plan with 83,264,877 affirmative votes, 16,094,080 negative votes and 767,490 abstentions. The Company's stockholders also approved the appointment of Arthur Andersen LLP as American's independent public accountants for 1995. This proposal received 112,430,917 affirmative votes, 522,832 negative votes and 177,790 abstentions.

ITEM 5.   OTHER INFORMATION

DISPOSITION OF ASSETS

      On July 27, 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. ("Louis Dreyfus") for a purchase price of approximately $64.0 million net to American's interest. The Company applied substantially all of the proceeds to eliminate outstanding bank debt. The Company expects to recognize a gain on sales of oil and gas properties of approximately $8 million, subject to adjustment, in the third quarter of 1995. Louis Dreyfus also purchased additional interests in the Sawyer Field held by certain limited partnerships for which the Company is the managing general partner.

      At year-end 1994, American's net interest in the proved reserves at the Sawyer Field totaled 65.5 Bcf of natural gas (approximately 27% of the Company's total proved reserves on a barrel of oil equivalent basis at that date) and the present value of the future net cash flows, discounted at 10%, related to American's interest totaled approximately $29.7 million. As part of the sale of the Sawyer Field, the Company also sold approximately 10 Bcf of proved reserves acquired through the APPL Consolidation in early 1995.

PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma condensed consolidated financial statements (the "Pro Forma Statements") give effect to the sale of American's interest in the Sawyer Field and the APPL Consolidation. The Pro Forma Statements also reflect the impact of the second quarter 1995 sales of interests in several other fields for proceeds of approximately $1.5 million. The pro forma balance sheet as of June 30, 1995 was prepared assuming the Sawyer sale was consummated as of June 30, 1995. The pro forma statements of operations for the six months ended June 30, 1995 and the year ended December 31, 1994 were prepared assuming that all of these transactions occurred as of January 1, 1994.

      As a result of the APPL Consolidation in 1994 and 1995, American acquired significant additional interests in the Sawyer Field, increasing its working interest ownership from 12.5% at the beginning of 1994 to 65% at the date of the sale. Therefore, the pro forma statements of operations reflect the sale of the 65% interest in the Sawyer Field, after giving effect to the APPL Consolidation.

      These Pro Forma Statements do not purport to be indicative of the financial position or results of operations that would have been reported had these transactions occurred as of the dates indicated above, or that may be reported in the future.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995
                                 (In thousands)
                                   (Unaudited)

                                                       HISTORICAL       PRO FORMA
                                                        AMERICAN       ADJUSTMENTS       PRO FORMA
                                                      -----------      -----------      ----------
ASSETS
Current assets:
   Cash and temporary cash investments.............   $     8,972      $                $    8,972
   Accounts receivable.............................        12,515                           12,515
   Assets held for sale............................        52,227         (52,227)(a)         --
   Other current assets............................           890                              890
                                                      -----------      ----------       ----------
      Total current assets.........................        74,604         (52,227)          22,377
                                                      -----------      ----------       ----------
Net property, plant and equipment..................       149,813                          149,813
                                                      -----------      ----------       ----------
Other assets.......................................         1,164                            1,164
                                                      -----------      ----------       ----------
      Total assets.................................   $   225,581      $  (52,227)      $  173,354
                                                      ===========      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt............   $     7,665      $   (7,500)(b)   $      165
   Accounts payable and accrued liabilities........        26,743                           26,743
   Other current liabilities.......................         1,725                            1,725
                                                      -----------      ----------       ----------
      Total current liabilities....................        36,133          (7,500)          28,633
                                                      -----------      ----------       ----------
Long-term debt.....................................        90,045         (53,100)(b)       36,945
                                                      -----------      ----------       ----------
Other liabilities..................................         5,106                            5,106
                                                      -----------      ----------       ----------
Stockholders' equity...............................        94,297           8,373 (c)      102,670
                                                      -----------      ----------       ----------
         Total liabilities and stockholders'
           equity .................................   $   225,581      $  (52,227)      $  173,354
                                                      ===========      ==========       ==========

(a) To reflect the sale of American's interest in the Sawyer Field as of June 30, 1995.

(b) To reflect the application of the net proceeds from the sale to reduce outstanding bank debt.

(c) To reflect the gain on the sale of the properties, which will be subject to adjustment in the third quarter of 1995.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                  PRO FORMA ADJUSTMENTS
                                         ---------------------------------------
                              HISTORICAL      APPL
                               AMERICAN  CONSOLIDATION     SAWYER         OTHER       PRO FORMA
                              ---------- -------------   ---------      ---------     ---------
REVENUES:
   Oil and gas sales.........  $ 38,159    $    646 (a)  $ (7,755)(d)   $   (493)(f)  $  30,557
   Other revenues, net.......     1,403          70 (a)                                   1,473
                               --------    --------      --------       --------      ---------
      Total revenues.........    39,562         716        (7,755)          (493)        32,030
                               --------    --------      --------       --------      ---------
COSTS AND EXPENSES:
   Production and operating..    13,524         279 (a)    (2,658)(d)       (418)(f)     10,727
   Depreciation, depletion and
      amortization...........    15,552         339 (a)    (2,431)(d)        (99)(f)     13,237
                                               (124)(b)
   General and administrative     2,983          56 (a)                                   3,039
   Taxes other than income...     3,138          26 (a)      (168)(d)        (33)(f)      2,963
   Exploration...............       160                                                     160
                               --------    --------      --------       --------      ---------
      Total costs and
        expenses ............    35,357         576        (5,257)          (550)        30,126
                               --------    --------      --------       --------      ---------
INCOME FROM OPERATIONS.......     4,205         140        (2,498)            57          1,904
                               --------    --------      --------       --------      ---------
Other income (expense), net .    (3,699)         47 (a)     1,914 (e)                    (1,542)
                                                196 (c)
Income tax provision.........       (11)                                                    (11)
                               --------    --------      --------       --------      ---------
                                 (3,710)        243         1,914             --         (1,553)
                               --------    --------      --------       --------      ---------
INCOME BEFORE EXTRAORDINARY
  ITEM ......................       495         383          (584)            57            351

Preferred stock dividends....      (900)                                                   (900)
                               --------    --------      --------       --------      ---------
LOSS TO COMMON STOCK BEFORE
   EXTRAORDINARY ITEM........  $   (405)   $    383      $   (584)      $     57      $    (549)
                               ========    ========      ========       ========      =========
LOSS BEFORE EXTRAORDINARY ITEM
   PER COMMON SHARE:
   Primary and fully diluted.  $  (0.03)                                              $   (0.05)
                               ========                                               =========
NUMBER OF COMMON AND
   EQUIVALENT SHARES:
   Primary and fully diluted.    11,811           3                                      11,814
                               ========    ========                                   =========

(a) To reflect the results of operations related to the interests in oil and gas properties which were acquired by American for aggregate cash consideration of $8.0 million and the issuance of approximately 346,000 shares of the Company's common stock valued at $12.50 per share.

(b) To adjust the historical depletion related to the acquired interests to give effect to the new basis in oil and gas properties under the purchase method of accounting.

(c) To eliminate historical interest expense related to the nonrecourse debt of the APPL Debt Programs.

(d) To eliminate the results of operations of American's 65% net working interest in the Sawyer Field.

(e) To adjust historical interest expense to reflect the elimination of outstanding bank debt.

(f) To eliminate the results of operations of certain other oil and gas properties which were sold by American.

Note: The pro forma condensed consolidated statement of operations does not consider the nonrecurring gain on the sale of oil and gas properties related to the sale of the Sawyer Field. The Company expects to recognize a gain of approximately $8 million, subject to adjustment, in the third quarter of 1995. No income tax expense has been recognized on the gain.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                  PRO FORMA ADJUSTMENTS
                                         ---------------------------------------
                              HISTORICAL      APPL
                               AMERICAN  CONSOLIDATION     SAWYER         OTHER       PRO FORMA
                              ---------- -------------   ---------      ---------     ---------
REVENUES:
   Oil and gas sales.........  $ 50,033    $ 28,310 (a)  $(14,143)(d)   $ (1,565)(f)  $  62,635
   Other revenues, net.......     1,326          (7)(a)                                   1,319
                               --------    --------      --------       --------      ---------
      Total revenues.........    51,359      28,303       (14,143)        (1,565)        63,954
                               --------    --------      --------       --------      ---------
COSTS AND EXPENSES:
   Production and operating..    21,302      11,655 (a)    (5,731)(d)     (1,275)(f)     25,951
   Depreciation, depletion
      and amortization.......    29,616      16,633 (a)    (4,168)(d)       (354)(f)     32,766
                                             (8,961)(b)
   General and administrative    10,035       2,635 (a)                                  12,670
   Taxes other than income...     5,710       1,860 (a)      (434)(d)       (121)(f)      7,015
   Exploration...............     2,559                                                   2,559
   Impairment................    33,570       4,730 (a)                                  38,300
                               --------    --------      --------       --------      ---------
      Total costs and
        expenses ............   102,792      28,552       (10,333)        (1,750)       119,261
                               --------    --------      --------       --------      ---------
LOSS FROM OPERATIONS.........   (51,433)       (249)       (3,810)           185        (55,307)

Other income (expense), net..    (9,257)       (159)(a)     2,706 (e)                    (4,226)
                                              2,484 (c)
Income tax benefit...........       455                                                     455
                               --------    --------      --------       --------      ---------
LOSS BEFORE EXTRAORDINARY
  ITEM ......................   (60,235)      2,076        (1,104)           185        (59,078)

Preferred stock dividends....     1,800                                                   1,800
                               --------    --------      --------       --------      ---------
LOSS TO COMMON STOCK BEFORE
   EXTRAORDINARY ITEM........  $(62,035)   $  2,076      $ (1,104)      $    185      $ (60,878)
                               ========    ========      ========       ========      =========
LOSS BEFORE EXTRAORDINARY ITEM
   PER COMMON SHARE:
   Primary and fully diluted.  $  (7.70)                                              $   (5.19)
                               ========                                               =========
NUMBER OF COMMON AND
   EQUIVALENT SHARES:
   Primary and fully diluted.     8,061       3,665                                      11,726
                               ========    ========                                   =========

(a) To reflect the results of operations related to the interests in oil and gas properties which were acquired by American for aggregate cash consideration of $39.1 million and the issuance of approximately 4.6 million shares of the Company's common stock with a weighted average value of $13.13 per share.

(b) To adjust the historical depletion related to the acquired interests to give effect to the new basis in oil and gas properties under the purchase method of accounting.

(c) To eliminate historical interest expense related to the nonrecourse debt of the APPL Debt Programs.

(d) To eliminate the results of operations of American's 65% net working interest in the Sawyer Field.

(e) To adjust historical interest expense to reflect the elimination of outstanding bank debt.

(f) To eliminate the results of operations of certain other oil and gas properties which were sold by American.

Note: The pro forma condensed consolidated statement of operations does not consider the nonrecurring gain on the sale of oil and gas properties related to the sale of the Sawyer Field. The Company expects to recognize a gain of approximately $8 million, subject to adjustment, in the third quarter of 1995. No income tax expense has been recognized on the gain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          10(a) Purchase and Sale Agreement, dated June 12, 1995, by and among
                American Exploration Company and the partnerships identified on the signature pages hereof, collectively as Sellers, and Louis Dreyfus Natural Gas Corp., as Purchaser.

          12    Statements Re Computations of Ratios

          27    Financial Data Schedule

      (b) The Registrant filed the following Report on Form 8-K during the second quarter of 1995.

          1. Form 8-K, dated June 12, 1995, reporting American's intent to sell its interest in the Sawyer Field and reporting stockholders' approval of a one-for-ten reverse common stock split.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN EXPLORATION COMPANY

Date:   August 10, 1995           By:  /s/ MARK ANDREWS
                                           Mark Andrews
                                           Chairman of the Board
                                           and Chief Executive Officer

Date:   August 10, 1995           By:  /s/ JOHN M. HOGAN
                                           John M. Hogan
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Also Principal Accounting Officer)