Form 10-Q
period 1995-09-30
AMERICAN EXPLORATION CO
filed 1995-11-14
CIK 715428

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ___________ TO _____________



                       COMMISSION FILE NUMBER 0-11871

                        AMERICAN EXPLORATION COMPANY
           (Exact Name of Registrant as Specified in Its Charter)



                 DELAWARE                                 74-2086890
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)


          1331 LAMAR, SUITE 900
               HOUSTON, TEXAS                                77010
  (Address of Principal Executive Offices)                 (Zip Code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (713) 756-6000


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X   NO
                                                      ---     ---

      ON NOVEMBER 10, 1995, THERE WERE OUTSTANDING 11,814,427 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.

==============================================================================

                AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                  for the Quarter Ended September 30, 1995

                                 (Unaudited)

                                                                                   Page
                                                                                  Number
                                                                                  ------

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .    1

         Condensed Consolidated Statements of Operations for the Three Months
            Ended September 30, 1995 and 1994 and the Nine Months Ended
            September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .    3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . .    4

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .    8


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    12

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .    12



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for share amounts)

                                                                               September 30,    December 31,
                                                                                   1995             1994
                                                                               -------------    ------------
                                                                                (Unaudited)
                                    ASSETS
Current assets:
   Cash and temporary cash investments. . . . . . . . . . . . . . . . . .        $   6,443       $   9,973
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           12,060          10,652
   Receivable from partnerships . . . . . . . . . . . . . . . . . . . . .              514           4,488
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            1,620           1,014
                                                                                 ---------       ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .           20,637          26,127
                                                                                 ---------       ---------
Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting . . . .          300,994         343,453
   Other property and equipment . . . . . . . . . . . . . . . . . . . . .           13,005          12,530
                                                                                 ---------       ---------
                                                                                   313,999         355,983
   Less:   Accumulated depreciation, depletion and amortization . . . . .          163,129         160,578
                                                                                 ---------       ---------
      Property, plant and equipment, net. . . . . . . . . . . . . . . . .          150,870         195,405
                                                                                 ---------       ---------
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,100           2,362
                                                                                 ---------       ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .        $ 173,607       $ 223,894
                                                                                 =========       =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt. . . . . . . . . . . . . . . . . . .        $     170       $     154
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,633          14,391
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           14,668          15,684
                                                                                 ---------       ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .           28,471          30,229
                                                                                 ---------       ---------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,000          69,712
                                                                                 ---------       ---------
Note payable to related party . . . . . . . . . . . . . . . . . . . . . .              -            31,128
                                                                                 ---------       ---------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,168           5,115
                                                                                 ---------       ---------
Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 4,000 shares
      issued and outstanding (1995 and 1994)  . . . . . . . . . . . . . .                4               4
   Common stock, par value $.05 per share; issued:  11,814,427 shares
      (1995) and 11,477,500 shares (1994); outstanding:  11,814,427 shares
      (1995) and 11,468,313 shares (1994) . . . . . . . . . . . . . . . .              591             574
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          276,785         272,817
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (177,060)       (184,676)
   Treasury stock, at cost; 9,187 shares (1994) . . . . . . . . . . . . .              -              (342)
   Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . .             (266)           (525)
   Notes receivable from officers . . . . . . . . . . . . . . . . . . . .              (86)           (142)
                                                                                 ---------       ---------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .           99,968          87,710
                                                                                 ---------       ---------
          Total liabilities and stockholders' equity. . . . . . . . . . .        $ 173,607       $ 223,894
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

                AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except for per share amounts)
                                 (Unaudited)

                                                             For the Three Months   For the Nine Months
                                                              Ended September 30,    Ended September 30,
                                                             --------------------   --------------------
                                                                1995       1994         1995       1994
                                                              -------     -------     -------    -------
REVENUES:
   Oil and gas sales. . . . . . . . . . . . . . . . . . . .   $ 16,890    $ 13,355    $ 55,049    $ 33,866
   Gas settlement income (expense), net . . . . . . . . . .       -            (16)        879         215
   Gain on sales of oil and gas properties. . . . . . . . .      9,231         574       9,674         786
   Other revenues (costs), net. . . . . . . . . . . . . . .       (282)        (82)       (201)       (161)
                                                              --------    --------    --------    --------
      Total revenues. . . . . . . . . . . . . . . . . . . .     25,839      13,831      65,401      34,706
                                                              --------    --------    --------    --------
COSTS AND EXPENSES:
   Production and operating . . . . . . . . . . . . . . . .      5,555       5,928      19,079      13,883
   Depreciation, depletion and amortization . . . . . . . .      6,894       8,292      22,446      21,204
   General and administrative . . . . . . . . . . . . . . .      1,700       1,478       4,683       5,147
   Taxes other than income. . . . . . . . . . . . . . . . .      1,275       1,430       4,413       3,779
   Exploration. . . . . . . . . . . . . . . . . . . . . . .      3,109         386       3,269       1,300
   Impairment . . . . . . . . . . . . . . . . . . . . . . .         43         352          43       7,170
                                                              --------    --------    --------    --------
      Total costs and expenses. . . . . . . . . . . . . . .     18,576      17,866      53,933      52,483
                                                              --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . . .      7,263      (4,035)     11,468     (17,777)
                                                              --------    --------    --------    --------
OTHER INCOME (EXPENSE):
   Interest expense . . . . . . . . . . . . . . . . . . . .     (1,002)     (1,659)     (4,853)     (4,552)
   Other expense, net . . . . . . . . . . . . . . . . . . .       (211)        (83)        (59)       (271)
                                                              --------    --------    --------    --------
      Total other expense . . . . . . . . . . . . . . . . .     (1,213)     (1,742)     (4,912)     (4,823)
                                                              --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. .      6,050      (5,777)      6,556     (22,600)

Income tax (provision) benefit  . . . . . . . . . . . . . .        (35)        169         (46)        (90)
                                                              --------    --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . . . . .      6,015      (5,608)      6,510     (22,690)

Extraordinary gain on extinguishment of debt. . . . . . . .        -         2,951       2,456       4,993
                                                              --------    --------    --------    --------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .      6,015      (2,657)      8,966     (17,697)

Preferred stock dividends . . . . . . . . . . . . . . . . .       (450)       (450)     (1,350)     (1,350)
                                                              --------    --------    --------    --------
NET INCOME (LOSS) TO COMMON STOCK . . . . . . . . . . . . .   $  5,565    $ (3,107)   $  7,616    $(19,047)
                                                              ========    ========    =========   ========
NET INCOME (LOSS) PER COMMON SHARE:
   Primary and fully diluted:
      Income (loss) before extraordinary item . . . . . . .   $    .47    $   (.78)   $    .43    $  (3.29)
      Extraordinary item. . . . . . . . . . . . . . . . . .       -            .38         .21         .68
                                                              --------    --------    --------    --------
         NET INCOME (LOSS) PER COMMON SHARE . . . . . . . .   $    .47    $   (.40)   $    .64    $  (2.61)
                                                              ========    ========    =========   ========
NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted. . . . . . . . . . . . . . . .     11,814       7,792      11,812       7,301
                                                              ========    ========    =========   ========

                The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                             ----------------------
                                                                               1995         1994
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,966    $ (17,697)
   Adjustments to arrive at net cash provided by operating activities:
      Depreciation, depletion and amortization. . . . . . . . . . . . . . .     22,446       21,204
      Gain on sales of oil and gas properties . . . . . . . . . . . . . . .     (9,674)        (786)
      Exploration expense . . . . . . . . . . . . . . . . . . . . . . . . .      3,208          676
      Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . .         43        7,170
      Extraordinary gain on extinguishment of debt. . . . . . . . . . . . .     (2,456)      (4,993)
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        531          745
   Changes in operating working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .     (1,971)        (958)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       (472)      (1,397)
      Accounts payable and accrued liabilities. . . . . . . . . . . . . . .      2,457       (2,532)
   Other operating. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        659         (632)
                                                                              --------    ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .    23,737          800
                                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties. . . . . . . . . . . . . . . . . .    (11,087)     (25,281)
   Development and exploration expenditures . . . . . . . . . . . . . . . .    (20,142)     (15,931)
   Proceeds from sales of oil and gas properties, net . . . . . . . . . . .     62,218        2,056
   Other investing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,585       (1,363)
                                                                              --------    ---------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . .     32,574      (40,519)
                                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .     43,500       19,000
   Bank debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .    (69,500)      (1,500)
   Bridge debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . .       -          31,978
   Bridge debt repayments . . . . . . . . . . . . . . . . . . . . . . . . .    (31,128)        -
   Repayments of other debt, net. . . . . . . . . . . . . . . . . . . . . .     (1,100)      (8,461)
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .       -           2,100
   Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . .     (1,350)      (1,350)
   Debt and equity issuance costs and other . . . . . . . . . . . . . . . .       (263)        (568)
                                                                              --------    ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . .    (59,841)      41,199
                                                                              --------    ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS. . . . . . .     (3,530)       1,480

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD. . . . . . . . .      9,973       12,236
                                                                              --------    ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD. . . . . . . . . . . .    $ 6,443     $ 13,716
                                                                              ========    =========


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by American Exploration Company ("American" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A. Certain amounts in the prior year's financial statements have been reclassified to conform with current classifications.

     As discussed in Note 7, the Company effected a one-for-ten reverse split of its common stock (the "Reverse Stock Split") during the second quarter of 1995. The stockholders' equity accounts on the accompanying consolidated balance sheets have been restated to give retroactive recognition to the Reverse Stock Split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated throughout this report.

(2)  ADOPTION OF NEW ACCOUNTING STANDARD

     Effective March 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." Under the provisions of the new statement, if the net book value of an individual proved oil or gas field is greater than its undiscounted future net cash flow from proved reserves, then the excess of the net book value over the fair value is recognized as an impairment of the asset. Because the Company changed its accounting policy on impairments during 1994, resulting in a $25.0 million charge to earnings in 1994, the adoption of SFAS No. 121 had no effect on the 1995 financial statements.

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

(4)  SALE OF SAWYER FIELD

     In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. ("Louis Dreyfus") for a purchase price of approximately $64.0 million net to American's interest. Louis Dreyfus also purchased additional interests in the Sawyer Field held by certain limited partnerships for which the Company is the managing general partner. As of December 31, 1994, the present value of the future net cash flows, discounted at 10%, related to

American's interest in the Sawyer Field totaled approximately $29.7 million. As part of the sale of the Sawyer Field, the Company also sold approximately 10 Bcf of proved reserves acquired through the APPL Consolidation in early 1995.

     American's share of the net proceeds from the sale was applied to eliminate $62.5 million of the Company's outstanding bank debt. The Company recorded a gain on the sale of the Sawyer Field of approximately $10 million in the third quarter of 1995. The purchase price is subject to post-closing adjustments; however, the Company does not believe such adjustments will be material.

(5)  PRO FORMA INFORMATION

     The following pro forma summary of consolidated results of operations for the nine months ended September 30, 1995 and 1994 gives effect to the sale of the Sawyer Field and the APPL Consolidation as if these transactions had occurred as of January 1, 1994. The pro forma data also reflects the impact of the second quarter 1995 sales of interests in several other fields for proceeds of approximately $1.5 million. The pro forma data does not reflect the nonrecurring gain on the sale of the Sawyer Field.

     As a result of the APPL Consolidation in 1994 and 1995, American acquired significant additional interests in the Sawyer Field, increasing its working interest ownership from 12.5% at the beginning of 1994 to 65% at the date of the sale. Therefore, the pro forma data reflects the sale of the 65% interest in the Sawyer Field, after giving effect to the APPL Consolidation.


(In thousands except for per share amounts)        For the Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                     1995       1994
                                                    -------   --------
Pro forma revenues. . . . . . . . . . . . . .       $46,418   $ 50,469

Pro forma loss before extraordinary item. . .        (3,306)   (20,919)

Pro forma loss to common stock. . . . . . . .        (3,306)   (10,327)

Pro forma loss per common share:
   Primary and fully diluted:
      Loss before extraordinary item. . . . .       $  (.28)  $  (1.79)
      Net loss. . . . . . . . . . . . . . . .          (.28)      (.88)

Weighted average shares outstanding:
   Primary and fully diluted. . . . . . . . .        11,812     11,696

     The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had these transactions occurred as of January 1, 1994.

(6)  DEBT

     In February 1995, the Company used excess borrowing capacity under the bank credit facility to refinance the $31.1 million balance outstanding under the bridge facility which had been provided by New York Life to finance a portion of the APPL Consolidation. In July 1995, American repaid $62.5 million of outstanding bank debt primarily using the proceeds from the sale of the Company's interest in the Sawyer Field. Outstanding bank debt totaled $2.0 million as of September 30, 1995.

     The borrowing base under the bank credit facility is currently in the process of being redetermined by the banks. Based on discussions with American's lenders, management expects that the borrowing base will be $40.0 million.

(7)  REVERSE STOCK SPLIT

     In June 1995, American's stockholders approved an amendment to the Company's Restated Certificate of Incorporation which effected the Reverse Stock Split and also reduced the number of authorized shares of common stock from 200,000,000 to 50,000,000. As a result of the Reverse Stock Split, the number of outstanding shares of common stock was reduced to 11,814,427 shares outstanding from 118,144,275 shares outstanding immediately prior to the Reverse Stock Split. In addition, approximately $5.3 million was reclassified on the consolidated balance sheet from common stock to additional paid-in capital. The remaining shares of treasury stock held by American prior to the Reverse Stock Split were cancelled.

(8)  DERIVATIVES

     The Company periodically enters into commodity price swap agreements to hedge against volatility in market prices for its oil and gas production. The following table details the swap agreements currently in effect:


                                                            Average
Product       Contract Period         Daily Production    Fixed Price   Market Price Reference
-------       ---------------         ----------------    -----------   ----------------------
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

(9)  CONTINGENCIES

LEGAL PROCEEDINGS

     LOUISIANA STATEWIDE CONTRACT. In December 1992, a U.S. District Court ruled that Louisiana Intrastate Gas Corporation ("LIG") had underpaid a subsidiary of the Company under a statewide gas purchase contract for the 1989 contract year. Pursuant to the ruling by the U.S. District Court, it was also determined through arbitration that the Company's subsidiary was underpaid for the period January 1990 to October 1992. In January 1995, the Company received cash proceeds of approximately $1.0 million, net to its interest, after payment of applicable royalties. The proceeds from this settlement are reflected in gas settlement income on the accompanying statements of operations.

     SAWYER FIELD - SUTTON COUNTY, TEXAS.   The Company and an affiliated
partnership are defendants in a property damage lawsuit filed in December 1994 in the 112th Judicial District in Sutton County, Texas styled CLAIRE J. POWERS, ET AL. VS. DON R. GILLER, ET AL. Three related personal injury suits are also pending against the Company and the affiliated partnership. These suits are styled as JANE GILLER, ET AL. VS. ENRON CORP., ET AL. in the 113th Judicial District in Harris County, Texas; JANE GILLER, ET AL. VS. FISHER CONTROLS INTERNATIONAL, INC., ET AL. in the 200th Judicial District in Travis County, Texas; and LYNN COOPER, ET AL. VS. ENRON CORP., ET AL. in the United States District Court for the Eastern District of Texas, Marshall Division. The Harris County suit has been abated pending resolution of the Sutton County suit. All of these lawsuits are related to a fire in December 1994 at a cabin owned by the landowner in the Sawyer Field. As a result of the fire, two hunters died and a third hunter suffered serious burns.

     Pursuant to an arrangement made by the previous operator of the field, the landowner supplied the cabin with natural gas from a nearby well of which the Company subsequently became the operator. The Company is alleged to have been negligent or grossly negligent in failing to properly supply gas to the cabin. The Company has denied that it was negligent or grossly negligent and will vigorously defend its interests. Since the plaintiffs have not specified the amount of damages being sought against the Company, it is not possible to quantify what liabilities, if any, the Company might incur.

     LIMITED PARTNERSHIP LITIGATION.   In February 1995, the Company and
American Exploration Production Company, a subsidiary of the Company, were served with a lawsuit instituted in October 1994 styled RICHARD RILEY AND FRANCES RILEY V. LEROY WOLF, NEW YORK LIFE INSURANCE COMPANY, NYLIFE EQUITY, INC., NYLIFE REALTY INCOME PARTNERS I, L.P., NEW YORK LIFE OIL AND GAS PRODUCING PROPERTIES II-E, L.P., LINCLAY INVESTMENT PROPERTIES, INC., AMERICAN EXPLORATION PRODUCTION COMPANY, JOHN DOES (1-10) AND A.B.C. CORP. (1-10) Civil Action No. 94.5827 (HAA) in the United States
District Court, District of New Jersey. The plaintiffs allege various causes of action, including inefficient and wasteful management of partnership assets, relating to their investment in real estate and oil and gas limited partnerships. American Exploration Production Company acts as a co-general partner in the oil and gas limited partnership. The plaintiffs seek a rescission of their investments, compensatory and punitive damages, and other relief. The Company believes American and its affiliate have conducted themselves properly with respect to such limited partnership.

    This case has been dismissed without prejudice for sixty days pending settlement. It is not contemplated that the Company will bear any portion of the settlement costs.

     CEMENT I UNIT - CADDO COUNTY, OKLAHOMA.   In 1991, an administrative
hearing was held by the Oklahoma Corporation Commission ("OCC") to establish the cause of the saltwater contamination of the municipal water supply of the city of Cyril, Oklahoma and to formulate a plan of abatement of the pollution. Parties to the hearing included the current and former operators of the Cement, Cement I and West Cement units as well as American. The Company owns an 18.56% interest in the Cement I Unit and controls an additional 6.42% interest through investment programs. In August 1992, the administrative law judge granted the Company's motion to dismiss on the grounds that the Company had not violated any statute, rule or regulation of the OCC and that the evidence did not establish that the Company caused any contamination of the aquifer. The ruling was subsequently affirmed by the OCC in December 1992. On April 25, 1995, the Court of Appeals issued a ruling affirming the Company's dismissal from the proceeding. On September 19, 1995, the Supreme Court of Oklahoma granted a Writ of Certiorari to review the case. The OCC is requiring the responsible parties to conduct an investigation and formulate a plan of remediation during the pendency of the appeal.

     In rendering its April 1995 judgment, the Court stated, however, that any claims which an operator wishes to make against any non-operator (which could include the Company), pursuant to the plan of unitization, for the non-operator's proportionate share of any costs incurred pursuant to any remediation ultimately ordered must be brought in District Court in a new proceeding. To date, no such claims have been brought against the Company.

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

(10) CASH FLOW INFORMATION

     Net cash provided by operating activities includes cash payments for interest totaling $4.1 million and $3.5 million, net of capitalized interest of $1.0 million and $1.1 million, for the first nine months of 1995 and 1994, respectively. The Company paid income taxes of $47,000 and $220,000 for the first nine months of 1995 and 1994, respectively.

     Noncash investing and financing activities in 1995 and 1994 were related to the APPL Consolidation. In January 1995, American issued approximately 346,000 shares of common stock valued at $12.50 per share to acquire $1.2 million of oil and gas properties, including working capital, and to eliminate $4.7 million of nonrecourse debt, resulting in an extraordinary gain of $1.6 million. In the third quarter of 1994, American issued 1.4 million shares of common stock valued at an average price of $14.57 per share to acquire $20.4 million of oil and gas properties, including working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth certain operating information of the Company for the periods presented in the accompanying financial statements.

                                              For the Three Months  For the Nine Months
                                              Ended September 30,   Ended September 30,
                                              --------------------  -------------------
                                                 1995      1994        1995      1994
                                                 -----     ----        ----      ----
AVERAGE SALES PRICE:
   Gas ($/Mcf). . . . . . . . . . . . . . . .   $ 1.69    $ 1.84      $ 1.70    $ 1.99
   Oil ($/Bbl). . . . . . . . . . . . . . . .    16.64     16.09       16.87     15.11
   BOE ($/Bbl). . . . . . . . . . . . . . . .    12.02     12.43       12.05     12.93

PRODUCTION DATA:
   Gas (MMcf) . . . . . . . . . . . . . . . .    6,013     4,676      19,866    10,746
   Oil (MBbls). . . . . . . . . . . . . . . .      403       295       1,258       828
   MBOE . . . . . . . . . . . . . . . . . . .    1,405     1,074       4,569     2,619

ADDITIONAL $/BOE DISCLOSURES:
   Production and operating costs . . . . . .   $ 3.95    $ 5.58       $4.18     $5.33
   Production and severance taxes (1) . . . .      .38       .73         .55       .76
   Depreciation, depletion and amortization .     4.91      7.72        4.91      8.10

(1)   Excludes franchise and ad valorem taxes.


REVENUES

   Oil and gas sales totaled $16.9 million for the third quarter of 1995, compared to $13.4 million for the same period in 1994. For the first nine months of the year, oil and gas sales totaled $55.0 million in 1995 and $33.9 million in 1994. The increases in sales revenues for the 1995 periods reflect higher production volumes which resulted from the acquisition of investors' interests in oil and gas properties through the APPL Consolidation, offset by a decline in production resulting from the sale of the Company's interest in the Sawyer Field in July 1995.

   Oil production and gas production increased 37% and 29%, respectively, for the third quarter of 1995, as compared to the same quarter of 1994, resulting in a $4.2 million increase in sales. For the first nine months of 1995, sales increased $24.7 million over the comparable period a year ago as oil production increased 52% to 1.3 MBbls and gas production increased 85% to
19.9 Bcf. In addition to the APPL Consolidation, which added production totaling 627 MBOE for the third quarter and 1.4 MMBOE for the first nine months of 1995, higher production volumes also reflect the results of drilling activities in the Brazos 440 Block and the West McAllen Field. For the third quarter of 1995, these production increases, as compared to the same quarter of 1994, were partially offset by a reduction in volumes due to the sale of the Sawyer Field.

   Higher oil prices in 1995 also contributed to improved sales revenues this year. For the third quarter of 1995, American realized an average price of $16.64 per barrel, a 3% increase over the comparable 1994 quarter, which added $222,000 to sales revenues primarily due to favorable oil price hedging results. Higher oil prices made a more significant impact on the year-to-date period, averaging $16.87 per barrel in 1995 or 12% above the first nine months of 1994. For the nine-month period, the increase in realized oil prices contributed $2.2 million to sales.

   The favorable impact of increased production and higher oil prices was partially offset by the decline in current year gas prices. American's 1995 realized gas price fell to $1.69 for the quarter and $1.70 year-to-date from $1.84 and $1.99 for the comparable periods last year. As a result, third quarter 1995 sales revenues were reduced by $902,000 and year-to-date 1995 sales were lowered by $5.8 million, net of gains from gas price hedges of $1.1 million and $2.1 million for the respective periods.

   During the first nine months of 1995, the Company recorded net gas settlement income of $879,000 which consists primarily of proceeds received in the first quarter from certain litigation with Louisiana Intrastate Gas Corporation. For the first nine months of 1994, the Company recorded $215,000 of gas settlement income.

   Revenues for 1995 include gains on sales of oil and gas properties totaling $9.2 million and $9.7 million for the third quarter and nine-month periods, respectively. The sale of American's interest in the Sawyer Field in July 1995 resulted in a gain of approximately $10 million. The Company also recognized a $1.1 million loss on the sales of interests in various minor properties during the third quarter of 1995. American recorded gains of $574,000 and $786,000 on the sales of oil and gas properties in the third quarter and nine-month period of 1994, respectively.

EXPENSES

   Reflecting the acquisition of interests pursuant to the APPL
Consolidation, production and operating costs increased to $19.1 million for the nine months ended September 30, 1995 compared to $13.9 million for the same period in 1994. In the third quarter of 1995, this increase was partially offset by a decline in environmental expenses, resulting in a net decrease in production and operating costs to $5.6 million for the third quarter of 1995 from $5.9 million for the comparable 1994 quarter. On a unit of production basis, American's operating cost per BOE decreased to $3.95 for the quarter and $4.18 for the first nine months of 1995 from $5.58 and $5.33 for the comparable 1994 periods. The 29% decline in unit operating cost for the quarter (22% year-to-date) highlights the Company's improved operating efficiency attributable to higher production from new wells and operating cost reductions on other properties.

   Depreciation, depletion and amortization ("DD&A") declined to $6.9 million for the third quarter of 1995 from $8.3 million for the same period in 1994 primarily due to the lower 1995 DD&A rate, as discussed below. As a result of the 74% increase in production volumes this year, DD&A increased to $22.4 million for the first nine months of 1995 from $21.2 million for the compar-able 1994 period. DD&A per BOE decreased to $4.91 for both the quarter and nine months ended September 30, 1995, from $7.72 for the quarter and $8.10 for the first nine months of 1994. The decline in the DD&A rate reflects the effect of the acquisition of interests through the APPL Consolidation and the reduction in cost basis on certain properties as a result of a $25 million impairment charge recorded in the fourth quarter of 1994.

   General and administrative expense ("G&A") totaled $1.7 million and $1.5 million in the third quarter of 1995 and 1994, respectively. For the first nine months of 1995, G&A totaled $4.7 million or 9% below the comparable period a year ago. The year-to-date decrease primarily reflects personnel reductions in the first half of 1994 partially offset by the loss of management fees related to the APPL Programs. Another measure of improvements in operating efficiency following the APPL Consolidation is the 48% decline in G&A per unit of production to $1.02 per BOE for the nine months ended September 30, 1995 from $1.97 per BOE for the comparable 1994 period.

   Taxes other than income totaled $1.3 million for the third quarter of 1995 compared to $1.4 million for the 1994 quarter. The increase in taxes other than income to $4.4 million for the nine-month period of 1995, from $3.8 million for the same period of 1994, reflects higher oil and gas production. The Company's production tax rate in 1995 has been reduced due to the impact of certain severance tax refunds received on an outside operated property.

   Due to the increase in the Company's exploration activity in 1995, exploration expense totaled $3.1 million for the third quarter of 1995 and $3.3 million for the year-to-date period of 1995 compared to $386,000 and $1.3 million for the respective periods of 1994.

   Impairment expense recorded in 1994 consisted of $6.8 million recorded in the first quarter for the write-off of the Company's remaining leasehold costs in Tunisia and the write-off of leasehold costs associated with several domestic prospects.

   Interest expense declined to $1.0 million for the third quarter of 1995, with the 40% decrease from the comparable 1994 period attributable to the reduction in borrowings under the bank credit and bridge facilities. Outstand-ing debt under these facilities averaged $18.7 million in the 1995 quarter compared to $35.9 million in the same quarter last year. The increase in interest expense for the nine months ended September 30, 1995 to $4.9 million, from $4.6 million for the comparable period in 1994, reflects higher levels of debt outstanding through most of 1995 primarily as a result of debt incurred late in the third quarter of 1994 to finance the APPL Consolidation. Outstanding bank debt of $62.5 million was repaid in late July 1995 using the proceeds from the sale of American's interest in the Sawyer Field.

EXTRAORDINARY ITEM

   The $2.5 million extraordinary gain recorded in 1995 and the $5.0 million gain in 1994 resulted from the extinguishment of nonrecourse debt in conjunction with the repurchase of investors' interests in the APPL Debt Programs.

NET INCOME (LOSS)

   American recorded net income for the third quarter of 1995 of $6.0 million compared to a net loss of $2.7 million for the same quarter last year. Net income per common share totaled $0.47 per share for the third quarter of 1995 compared to a loss per share of $0.40 for the 1994 quarter. Net income for the third quarter of 1995 reflects the gain on the sale of the Sawyer Field. For the first nine months of 1995, the Company recognized net income of $9.0 million compared to a net loss of $17.7 million for the same period in 1994. The Company recorded income per share of $0.64 for the first nine months of 1995 compared to a $2.61 loss per share for the same period of 1994. Net income in 1995 is primarily attributable to the gain on the Sawyer Field sale, the extraordinary gain on the extinguishment of debt, and to income from operations which has resulted from operating efficiencies achieved through the APPL Consolidation and from the reduction in the Company's DD&A rate.

CAPITAL RESOURCES AND LIQUIDITY

   Net cash provided by operating activities totaled $23.7 million during the first nine months of 1995 compared to $800,000 during the same period of 1994. The improvement in operating cash flow reflects the impact of the APPL Consolidation and successful development activity which together have resulted in a 74% increase in oil and gas production in the first nine months of 1995 as compared to the same period a year ago. Cash flows for the first nine months of 1994 also reflected negative changes in working capital of $4.9 million.

   During the first nine months of 1995, capital expenditures for the acquisition of oil and gas properties totaled $11.1 million, compared to $25.3 million in the 1994 period. Acquisition expenditures in 1995 include $9.0 million related to the APPL Consolidation, $1.5 million for an interest in the Buckner Field, and the purchases of several offshore blocks in the Gulf of Mexico. The prior year's acquisition expenditures included $6.9 million for the repurchase of investors' interests in the APPL Programs.

   As noted above, during the first nine months of 1995, the Company repurchased the remaining investors' interests in several APPL Partnerships and the APPL Debt Programs for a combination of $9.0 million in cash and the issuance of approximately 346,000 shares of the Company's common stock. The Company acquired 2.3 MBOE of proved reserves and eliminated the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994.

   Development and exploration expenditures for the first nine months of 1995 totaled $20.1 million. Significant projects included drilling in the Gulf of Mexico in the Vermillion Block 115 and the West Cameron Block 408. The Company also conducted additional development activity in several fields including the West McAllen Field in South Texas and the Midway Field in Arkansas. Approximately $10 million of additional development and exploration expenditures are budgeted for the fourth quarter of 1995.

   In July 1995, American repaid $62.5 million of outstanding bank debt primarily using the proceeds from the sale of the Company's interest in the Sawyer Field. At September 30, 1995, bank debt totaled
$2.0 million and the Company's total debt to capitalization ratio was approximately 27%. The borrowing base under the bank credit facility is currently in the process of being redetermined by the banks. Based on discussions with American's lenders, management expects that the borrowing base will be $40.0 million.

   In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of approximately $64.0 million net to American's interest. As of December 31, 1994, American's interest in the Sawyer Field represented approximately 27% of the Company's total proved reserves, and the present value of the future net cash flows, discounted at 10%, related to American's interest in the field totaled approximately $29.7 million. The sale of the Sawyer Field has reduced operating cash flow by approximately $700,000 per month, offset by approximately $400,000 per month of interest expense savings. The reduction of bank debt as a result of the sale places the Company in a strong financial position which will allow American to pursue other projects in progress and additional projects in the offshore Gulf of Mexico and onshore Gulf Coast areas.

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

                                  PART II

ITEM 1.   LEGAL PROCEEDINGS

   Information regarding legal proceedings of the Company is set forth in
Note 9 to the Condensed Consolidated Financial Statements in Item 1 of Part I, which information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          12       Statements Re Computations of Ratios

          27.1     Financial Data Schedule

          27.2     Restated Financial Data Schedule

   (b)    Reports on Form 8-K

          None.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN EXPLORATION COMPANY



Date:   November 14, 1995        By:   /s/ MARK ANDREWS
                                    -------------------------------------
                                    Mark Andrews
                                    Chairman of the Board
                                    and Chief Executive Officer





Date:   November 14, 1995        By:   /s/ JOHN M. HOGAN
                                    -------------------------------------
                                    John M. Hogan
                                    Senior Vice President
                                    and Chief Financial Officer
                                    (Also Principal Accounting Officer)