Form 10-K
period 1995-12-31
AMERICAN EXPLORATION CO
filed 1996-04-01
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______

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

                                                          NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                        ON WHICH REGISTERED
Common Stock, $.05 par value                             American Stock Exchange
Depositary Shares, each                                  American Stock Exchange
representing  a 1/200 interest
in a share of $450 Cumulative
Convertible Preferred Stock,
Series C, par value $1.00 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the Company was $133,318,410 based on the closing price on March 15, 1996 as reported on the American Stock Exchange. As of March 15, 1996, there were outstanding 11,812,483 shares of the Company's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Company, which will be filed within 120 days of December 31, 1995, are incorporated by reference into Part III of this Report.

                                                TABLE OF CONTENTS
                                                                                                             Page
                                                                                                             ----
                                                      PART I
Item    1.      Business...............................................................................         1
Item    2.      Properties.............................................................................         8
Item    3.      Legal Proceedings......................................................................        13
Item    4.      Submission of Matters to a Vote of Security Holders....................................        13


                                                      PART II


Item    5.      Market for Registrant's Common Equity and Related Stockholder Matters..................        14
Item    6.      Selected Financial Data................................................................        15
Item    7.      Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.......................................................................        16
Item    8.      Financial Statements and Supplementary Data............................................        23
Item    9.      Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure................................................................        23


                                                     PART III


Item    10.     Directors and Executive Officers of the Registrant.....................................        24
Item    11.     Executive Compensation.................................................................        24
Item    12.     Security Ownership of Certain Beneficial Owners and Management.........................        24
Item    13.     Certain Relationships and Related Transactions.........................................        24



                                                      PART IV


Item    14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........................        25

                                     PART I

ITEM 1.   BUSINESS

GENERAL

        American Exploration Company ("American" or the "Company") is an independent company engaged in the exploration, development and production of oil and natural gas. American's oil and gas operations are conducted in the United States with exploration and development activities concentrated onshore in the Gulf Coast region of Texas and Louisiana and offshore in the Gulf of Mexico.

         American's proved reserves at December 31, 1995 totaled 31.5 million barrels of oil equivalent ("MMBOE"), 67% of which was natural gas based on a conversion factor of six thousand cubic feet ("Mcf") of gas per barrel ("Bbl") of oil. Approximately 18% of total proved reserves are undeveloped. At year-end 1995, American held interests in 762 net oil and gas wells and approximately 210,000 net developed acres. Approximately 55% of the Company's total proved reserves are located in its ten largest fields, of which eight are operated by American. Overall, American operates fields which represent 64% of total proved reserves. American also holds undeveloped leasehold or mineral interests in the United States totaling approximately 193,000 net acres.

         American was incorporated in Delaware in 1980. From inception through 1991, American was principally engaged in the acquisition and management of oil and gas properties, both for its own account and in partnership with institutional and individual investors. During this period, American completed over thirty acquisitions on behalf of the Company and its partners. This period culminated with the acquisition in 1990 and 1991 of Hershey Oil Corporation ("Hershey") and Conquest Exploration Company ("Conquest"), respectively, for a combination of common stock and cash. In 1994 and 1995, American completed the acquisition of oil and gas reserves held by institutional investors in programs formed in the 1980's for $40.1 million cash and the issuance of 4.6 million shares of American's common stock. In July 1995, American accepted an unsolicited offer to purchase its interest in the Sawyer Field in West Texas, the Company's largest property, for $64.0 million. Proceeds from the sale enabled American to repay bank debt and reduce debt as a percentage of capitalization to 30% at year-end 1995 from 53% at year-end 1994.

         In addition to oil and natural gas operations conducted on its own behalf, American, through a subsidiary, manages oil and gas property interests held through the New York Life Oil & Gas Producing Properties Programs (the "NYLOG Programs"), a series of publicly registered partnerships. American's subsidiary, together with a subsidiary of New York Life Insurance Company ("New York Life"), serve as co-general partners of the NYLOG Programs. The co-general partners of the NYLOG Programs have decided to dissolve and liquidate those programs and will solicit the consents of the limited partners to dissolve, wind up, liquidate and terminate those programs. For information concerning certain recent events affecting the Company, reference is made to "Recent Events" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

        American's executive offices are located at 1331 Lamar, Suite 900, Houston, Texas 77010, telephone 713-756-6000. At March 1, 1996, American had 173 full-time employees.

BUSINESS STRATEGY

        American's objective is to build long-term shareholder value through effective cost management and value-added growth in the areas of production, reserves, cash flow and earnings. Historically, American has focused on acquisitions and the management of oil and gas properties for partners. Since 1992, American has shifted its emphasis to exploration, development and acquisition activity conducted on its own behalf. Further, American has concentrated the majority of its capital expenditures and new project activity in the Gulf Coast and offshore Gulf of Mexico areas. American's strategy is to aggressively manage its existing property base to maximize cash flow and to focus on high potential exploration and development projects in core areas, selective acquisitions and the application of advanced technology, most notably three-dimensional seismic ("3-D seismic") data and horizontal drilling.

        In selecting which exploration, development and acquisition opportunities to pursue, American weighs various economic and operating parameters including capital availability, expected net present value added per dollar invested, reserve and production growth, and per share cash flow and earnings. American began to place an increased emphasis on exploration activity in 1995. Overall, American seeks to manage exploration risk by developing a portfolio of low, medium and high risk exploration projects balanced with lower risk development projects and acquisitions. However, there can be no assurances regarding the success of any wells drilled particularly with regard to exploratory wells.

      American maintains a full-time staff of geologists, geophysicists, production and reservoir engineers, and landmen to conduct its oil and gas operations. The Company is fully equipped with computer workstations for 3-D seismic interpretation and geological mapping. For the most part, the Company places an emphasis on developing projects internally and acquiring additional interests in properties which American operates in order to control the nature and timing of exploration and development activity. Where appropriate, either to manage risk or increase net return on investment, American seeks to bring in industry partners to share in land, seismic and exploration costs.

         Another important element of American's oil and gas strategy is to concentrate new projects in a limited number of geographic areas where the Company has competitive strengths, specifically, offshore in the Gulf of Mexico, the Wilcox Trend of South Texas, and the Smackover Trend of Arkansas and Louisiana. In each of these areas, American's strengths include existing operations which provide operating economies of scale, proprietary geological knowledge, and experience in the application of technologies such as horizontal drilling and 3-D seismic data.

        A description of American's principal areas of activity follows:

         GULF OF MEXICO. American has operated in the Gulf of Mexico since 1987 when the Company acquired working interests in Matagorda Block 629 offshore in the Texas State Waters. Subsequent acquisitions in 1991 established positions in the Brazos, Vermilion and High Island areas. Over the past two years and concurrent with the increased availability of 3-D seismic data, American has expanded its exploration and development activities in the Gulf of Mexico. American now holds interests in 28 blocks in the Gulf of Mexico totaling 85,000 gross (33,000 net) acres and approximately 1,000 square miles of 3-D seismic data located on or in proximity to such blocks. In addition, American holds exploration rights in five blocks totaling 20,000 gross (6,000 net) acres.

        American's strategy in the Gulf of Mexico is to concentrate its exploration and development activities in areas where the Company can use two-dimensional seismic ("2-D seismic") data to identify exploration and development prospects, establish a significant leasehold position and initiate or acquire 3-D seismic data to delineate drilling locations. Following this strategy, American has developed large area-wide projects in the Texas State Waters and West Cameron areas and has acquired interests in several other areas where the Company plans to conduct exploration and development activity and pursue opportunities to expand its position.

         In the Texas State Waters area, American now holds interests in 28,000 gross (14,000 net) acres, including the Brazos Blocks 440 and 446. In 1995, the Company participated in a 400 square-mile 3-D seismic survey covering the Texas State Waters area. Using this data, which is now being interpreted by American, the Company plans to drill prospects in and around existing Miocene fields and to drill higher-risk prospects in the deeper Lower Miocene formation. American's working interests in this project range from 46% to 75%.

         In the West Cameron area, as of December 31, 1995, American holds leases or has exploration rights on eight blocks totaling 35,000 gross (13,000 net) acres including the West Cameron Block 408 which was drilled and placed on production in 1995. In December 1995, the Company participated in a 219 square-mile (28 block) 3-D seismic survey. This data is now being interpreted by American. Under an exploration agreement with Enron Oil and Gas Company ("Enron"), Enron has the option to participate in exploration prospects developed by the Company. During 1995,the Company formed a drilling joint venture with Dominion Reserves, Inc. ("Dominion") and plans to conduct exploratory drilling in 1996. American's net working interests in the West Cameron project range from 33% to 67%.

         As part of the Company's strategy to establish an operating position in additional prospect areas of the Gulf of Mexico, American intends to pursue selective acquisitions of producing and undeveloped leases. In March 1996, American participated in a joint acquisition of proved reserves and undeveloped acreage in five offshore blocks for approximately $56.0 million. American's 25% net share of the acquisition totaled $14.0 million, and Dominion participated for a 75% interest. Net to American, this acquisition adds estimated proved reserves of 2.5 MMBOE, of which 27% is undeveloped. As of March 15, 1996, production from the acquired properties net to American's interest was approximately 5.6 MMcf of gas and 700 Bbls of oil per day. American will operate three of these blocks: High Island 45, East Cameron 129 and

South Marsh Island 133, which together represent 97% of the proved reserves acquired. Development drilling on East Cameron Block 129 and the installation of production facilities at South Marsh Island Block 133 are planned in 1996.

      Other noteworthy areas of activity in the Gulf include High Island Block 13-L, where American is currently installing production facilities and expects to initiate production in April 1996. American is the operator and holds a 75% working interest in this block. American is currently evaluating potential exploratory wells on South Pelto Block 1 and Vermilion Block 348 and may participate in additional offshore activity as opportunities are identified.

        SOUTH TEXAS. American has been active in South Texas for several years and holds interests in a number of producing properties and undeveloped acreage as well as extensive 2-D seismic data. American's strategy in South Texas is similar to its offshore strategy in that the Company seeks to use its proprietary geological knowledge to identify exploration and development opportunities and, where appropriate, to initiate or acquire 3-D seismic data to delineate drilling locations.

         An example of this strategy is American's acquisition of interests in the West McAllen Field in late 1993. Following that acquisition, American entered into a joint venture with Fina Oil and Chemical and initiated a redevelopment program using 3-D seismic data to identify undrained fault blocks. During 1994 and 1995, American drilled four wells in the field with a 100% success rate and added gross proved reserves of 10.4 Bcf (5.2 Bcf net). Additional development activity is planned in 1996, including the drilling of a sidetrack extension from an existing well.

         Building on the Company's results at West McAllen, American has expanded its focus into the Wilcox Trend, a gas producing area characterized by sub-surface faulting and geological complexity. In 1994, American acquired an interest in the Provident City Field and participated in a Wilcox discovery and several Yegua wells. This activity led American to initiate an area-wide mapping and lease acquisition effort in Lavaca and Jackson Counties where the Company now controls over 50,000 gross (24,000 net) acres. In December 1995, American formed an exploration joint venture with Louis Dreyfus Natural Gas Corp. and Seisgen, Inc. to conduct a 148 square-mile proprietary 3-D seismic survey. The survey commenced in the first quarter of 1996 and is expected to be completed in mid-1996. In the meantime, American plans to drill several wells targeting seismic amplitude prospects identified by 2-D seismic data.

        SMACKOVER TREND. The Smackover Trend extends over a broad area of East Texas, Arkansas, Louisiana and Mississippi and contains many large, mature oil fields. American's activities in this trend date to 1989, when the Company acquired its interest in the Midway Field, a large waterflood unit which has produced approximately 80 million barrels of oil since 1942. Through the use of horizontal drilling, American has been able to add to and more efficiently recover remaining oil reserves and reduce operating costs per unit of production.

         American's strategy in the Smackover Trend is to capitalize on the horizontal drilling expertise it has developed at Midway by applying this technology to other Smackover fields. The initial acquisition was completed in 1995 with the purchase of a controlling interest in the Buckner Field for $2.4 million, or under $1.75 per proved BOE. Buckner, which is located approximately ten miles southwest of Midway and is geologically similar, has produced in excess of 12 million barrels of oil from the Smackover Trend but was never unitized or waterflooded. American has initiated steps to unitize the Buckner Field and to initiate a horizontal drilling and waterflood project in 1996. Concurrent with this project, American plans to identify and pursue additional Smackover acquisitions.

FOREIGN AND DOMESTIC OPERATIONS

        The Company's only industry segment is oil and gas exploration and production. Since mid-1993, all of the Company's operations have been conducted in the United States. Certain information concerning the Company's operations by geographic area is set forth in Note 16 to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

OIL AND GAS MARKETING AND COMPETITION

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

         In the year ended December 31, 1995, sales to Enron Corp. and certain subsidiaries of KN Energy, Inc. accounted for approximately 19% and 10%, respectively, of the Company's oil and gas revenues. Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations.

        The oil and gas industry is highly competitive. Major oil and gas companies, independent producers, drilling and production purchase programs and individual producers and operators are active competitors for desirable oil and gas properties. Many competitors have financial resources, staffs and facilities substantially larger than those of the Company. The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of imports of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

REGULATION

        The following discussion of the regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of the Company may be subject.

        FEDERAL REGULATION OF NATURAL GAS. The sale and transportation of natural gas in interstate commerce are regulated under various federal laws including, but not limited to, the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), both of which are administered by the Federal Energy Regulatory Commission ("FERC"). Under these acts, producers and marketers have historically been required to obtain from the FERC certificates to make so-called "first sales" and abandonment authority to discontinue such sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in price deregulation of most new gas production and, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to first sales, including price controls and certificate and abandonment authority regulations, were terminated on January 1, 1993. FERC jurisdiction over transportation and over sales other than first sales has not been affected.

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

         In April 1992, the FERC issued the latest in this series of orders, Order No. 636. Order No. 636 further restructured the sales and transportation services provided by interstate pipeline companies. The FERC considered these changes necessary to improve the competitive structure between interstate pipelines and other gas merchants, including producers, and to create a regulatory framework that would put gas sellers into more direct contractual relations with gas buyers than had historically been the case. Order No. 636 was implemented on a pipeline-by-pipeline basis through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines. As a result, in many instances, interstate pipelines are no longer wholesalers of natural gas, but instead, provide only natural gas storage and transportation services. In response to numerous requests that the FERC grant a rehearing of Order No. 636, the FERC issued Order Nos. 636-A and 636-B, which largely confirmed Order No. 636. Numerous petitions seeking judicial review of these orders have been consolidated in the United States Court of Appeals for the District of Columbia Circuit as UNITED DISTRIBUTION COMPANIES ET AL. V. FEDERAL ENERGY REGULATORY COMMISSION. Oral arguments were heard in February 1996, but no ruling has been issued in the matter.

        Order No. 636 does not regulate gas producers such as the Company. To date, management of the Company believes Order No. 636 has not had any significant impact on the Company as a producer or on the Company's gas marketing efforts. Due to the pending judicial review of Order No. 636, it is not possible to predict what effect, if any, the final rule resulting from these orders will have on the Company.

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

ROYALTY MATTERS

        By a letter in May 1993 directed to thousands of producers holding interests in federal leases, the United States Department of the Interior (the "Department") announced its interpretation of certain administrative regulations to require the payment of royalties on natural gas contract settlements to resolve, among other things, take-or-pay and minimum take claims by producers against pipelines and other buyers. The Department's letter set forth various theories of liability, all founded on the Department's interpretation of the term "gross proceeds" as used in federal leases and pertinent federal regulations. In an effort to ascertain the amount of such potential royalties, the Department sent a letter to producers in 1993 requiring producers to provide data on natural gas contract settlements where gas produced from federal or Indian leases was involved in the settlement. The Company received a copy of this information demand letter and responded appropriately in May 1994. To date, the Company has not received any orders to pay additional royalties based on the information supplied to the Department.

        In response to the Department's action, various industry associations, including the Independent Petroleum Association of America, and others filed suit seeking an injunction to prevent the collection of royalties on natural gas contract settlement amounts under the Department's theories. The suit, which is styled INDEPENDENT PETROLEUM ASSOCIATION OF AMERICA, ET AL. VS. BRUCE BABBITT, SECRETARY OF THE INTERIOR, ET AL., is currently on appeal in the United States Court of Appeals for the District of Columbia Circuit from a district court ruling in favor of the government. Oral arguments are currently set for April 16, 1996. Because of the pending lawsuit and because of, among other things, the complex nature of the calculations necessary to determine potential additional royalty liability under the Department's theories, it is impossible to predict what, if any, additional or different royalty obligation the Department may assert with respect to the Company's prior natural gas contract settlements. The Company cannot therefore predict what effect, if any, the Department's claims will have on the Company. Furthermore, certain of the Company's natural gas contract settlements provide for the buyer to reimburse the Company for any excess or additional payments to royalty owners required as a result of the Company's receipt of the settlement amounts.

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

OPERATING HAZARDS AND UNINSURED RISKS

        The Company's operations are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. Although the Company is not fully insured against certain of these risks, it maintains insurance coverage considered to be customary in the industry.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information regarding the executive officers of the Company. All executive officers are elected for a term of one year and serve until their successors are elected and have qualified.

               NAME                                           OFFICE                                           AGE

        Mark Andrews                         Chairman of the Board and                                          45
                                             Chief Executive Officer

        John M. Hogan                        Senior Vice President and Chief Financial Officer                  51

        Harold M. Korell                     Senior Vice President - Operations                                 51

        Cindy L. Gerow                       Vice President and Controller                                      31

        Harry C. Harper                      Vice President - Land                                              57

        Robert R. McBride, Jr.               Vice President - Production Operations                             40

        Steven L. Mueller                    Vice President - Exploitation                                      43

        T. Frank Murphy                      Vice President - Corporate Finance and Secretary                   41

        Elliott Pew                          Vice President - Exploration                                       41

         MARK ANDREWS, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, founded the Company in 1980. Mr. Andrews is also a director of IVAX Corporation.

         JOHN M. HOGAN, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, who had previously served as Senior Vice President - Finance of the Company during 1985 and 1986, rejoined the Company in August 1992. From 1987 until 1992, Mr. Hogan owned an accounting firm that provided tax, accounting, and management services.

        HAROLD M. KORELL, SENIOR VICE PRESIDENT - OPERATIONS, joined the Company in June 1992. He was Executive Vice President of McCormick Resources, a private independent oil and gas company, from 1989 until 1992. From 1973 to 1989, Mr. Korell was with Tenneco Oil Company where he served in various positions and eventually as Vice President and Manager of Production.

        CINDY L. GEROW, VICE PRESIDENT AND CONTROLLER, joined the Company in October 1990. She served in a number of managerial positions with responsibility for various accounting and finance functions. She was appointed Controller of the Company in April 1994 and was appointed to her current position in August 1995.

        HARRY C. HARPER, VICE PRESIDENT - LAND, joined the Company in 1990 when American acquired Hershey Oil Corporation. He had been Senior Vice President, Secretary and General Counsel of Hershey since 1973.

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

ITEM 2.  PROPERTIES

MAJOR PROPERTIES

        Set forth below is information concerning each of the Company's seven largest fields, which have been ranked based on the discounted present value of the estimated pre-tax future net cash flows from the proved reserves for each field relative to the total of $145.7 million of such cash flows for the Company at December 31, 1995.

                                                             As Of December 31, 1995
                                            ------------------------------------------------------------------------
                                                                     Percent Of                           Percent Of
                                             Proved Reserves          Reserves            Percent Of    Present Value
                                            -------------------   -------------------      Estimated    Of Estimated
                                              Oil          Gas                             Future Net     Future Net
                                            (MBbls)      (MMcf)    Oil         Gas         Cash Flows     Cash Flows
                                           --------   ---------   --------   --------   -------------   ------------
Bowdoin Field.........................        -          15,672      -  %      12.4%           23.4%            14.8%
Bradshaw Field........................        -          36,110      -         28.7            10.3             10.5
Henderson Canyon Area.................           71      13,789      0.7       10.9             7.0              7.1
AWP Field.............................          616       3,789      5.9        3.0             3.2              3.9
Midway Field..........................        1,086       -         10.4        -               2.9              3.9
Buckner Field.........................        1,461       -         14.0        -               3.4              3.1
Brazos Complex........................            3       6,059      -          4.8             1.6              2.6
Other fields..........................        7,227      50,595     69.0       40.2            48.2             54.1
                                           --------   ---------   --------   --------   -------------   ------------
   Total..............................       10,464     126,014    100.0%     100.0%          100.0%           100.0%
                                            ========   =========   ========   ========   =============   ==============

                              DESCRIPTION OF FIELDS

         BOWDOIN FIELD. The Bowdoin Field is located in northern Montana in Phillips and Valley Counties. The structure was discovered in 1913 by using surface geology. Gas is trapped in over 400 feet of closure in sandstones at depths less than 1,500 feet. American owns an average net working interest of 17% in the field, which includes more than 500 active wells. The present producing reserve to production ratio is greater than thirteen years, and another 245 proved undeveloped locations have been identified to be drilled.

        Gas produced from the Bowdoin Field is sold under a life of lease contract to KN Gas Supply Services, Inc., a subsidiary of KN Energy, Inc. Pursuant to a 1992 settlement agreement, KN Energy prepaid the Company approximately $2.0 million which was used to repay a long-term production payment that burdened the field. American realized an average price of $3.59 per Mcf for gas produced from this field during 1995. In February 1995, the Company was served with a lawsuit requesting a reduction of the contract price to market levels. See Note 14 to the Consolidated Financial Statements in Item 8.

        BRADSHAW FIELD. The Bradshaw Field encompasses 250 square miles and lies ten miles northwest of the Hugoton Field in Hamilton County, Kansas. This field produces from a stratigraphic trap along the western pinchout of the Winfield, Fort Riley and Towanda sands of the Chase Group. American operates 141 active wells with an average net working interest of 87%.

         In late 1995, American and the gas gathering company, a subsidiary of KN Energy Inc., installed additional compression at Bradshaw to reduce the average pressure at the compressors from approximately 110 pounds per square inch ("PSI") to 45 PSI. Average production has already increased nearly 40% from the mid-December 1995 approximate rate of 7.9 MMcf per day. In addition, eight proved undeveloped locations have been identified.

         HENDERSON CANYON AREA. The Henderson Canyon Area includes the Henderson Canyon Field and the Angus Strawn Field in Crockett County, Texas. American is the operator of the 73 active wells and has a 34% average working interest. Most of the production is from a single stratigraphically trapped sand body that has a maximum sand thickness of 160 feet. A total of twelve proved undeveloped locations have been identified for future drilling.

        AWP FIELD. The AWP Field in McMullen County, Texas was discovered in 1981 and produces from the Olmos sand at approximately 9,700 feet. Over 400 wells have been drilled in the field, and American operates 136 wells with an average net working interest of 51%. Two development gas locations remain to be drilled.

         MIDWAY FIELD. The Midway Field was discovered in 1942 and produces from an east-west trending Smackover closure in Lafayette County, Arkansas. The original oil column was approximately 180 feet thick, and over 80 million barrels have been produced to date. American became the operator of the field in 1989, and has drilled a number of horizontal wells along the crest of the structure, both to drain remaining reserves and to optimize the long established waterflood. In 1995, the Company re-entered a total of nine wells and drilled horizontal sidetracks to continue this development. Production, net to American's interest, has increased from approximately 400 Bbls per day prior to drilling the sidetracks to nearly 600 Bbls per day in December 1995. The Company owns a 63.5% average net working interest in 67 oil wells.

      BUCKNER FIELD. The Buckner Field is located approximately ten miles southwest of American's Midway Field in Lafayette and Columbia Counties, Arkansas. During 1995, the Company acquired operations in 23 wells which produce oil from both the Smackover and Travis Peak formations at depths of less than 7,500 feet. While not as large as Midway, the field's important producing characteristics are similar to Midway, and a total of seven proved undeveloped locations have been identified. The Company is actively working on establishing the Smackover unit and plans to begin the secondary recovery project when final unit approval is received. American has an average net working interest of 99.8%. Production for December 1995 averaged approximately 270 Bbls per day.

         BRAZOS COMPLEX. The Brazos Complex consists of Brazos Blocks 440L and 446L in the state waters of Matagorda County, Texas. Production is from a series of Lower Miocene sands trapped in numerous complex fault blocks. The Company operates the 15 producing wells with an average net working interest of 50%.

         In 1995, American drilled two wells in Brazos 440L and participated in a 50 block 3-D seismic survey. The 3-D seismic data is expected to help delineate and identify exploratory prospects and to evaluate the deeper potential for the area.

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

        A thorough examination of title has been performed with respect to substantially all of the Company's producing properties, and the Company believes that it generally holds satisfactory title to such properties. As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations of title are generally made before commencement of drilling operations and, in most cases, include the receipt of a title opinion of local counsel.

RESERVES

        The tables below set forth certain information concerning the proved oil and gas reserves owned by the Company at December 31, 1995. The information contained in the tables is based upon estimates of the proved oil and gas reserves of the Company and the rates of production therefrom. The estimated future net cash flows before income taxes from proved reserves were estimated on the basis of year-end prices, except in those instances where fixed and determinable gas price escalations are covered by contracts. The prices used averaged $17.02 per Bbl of oil and $1.90 per Mcf of gas at December 31, 1995.

        There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and future net cash flows. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. Reserve assessment is a subjective process of estimating recovery from underground accumulations of oil and gas that cannot be measured precisely, and estimates of other persons might differ from the data presented herein. Accordingly, reserve estimates may differ significantly from the quantities of oil and gas that are ultimately recovered. Moreover, the discounted present value shown below should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. A market value determination would take into account additional factors including, but not limited to, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

        Although the Company prepares an annual estimate of proved oil and gas reserves, no estimate of total proved net oil and gas reserves of the Company has been filed with or included in reports to any federal authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The Company is not aware of any major discovery or the occurrence of any other favorable or adverse event since December 31, 1995 that would cause material changes in the quantities of proved reserves owned by the Company as of such date. The information in this section should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, set forth in Item 8.

        The Company's estimated proved oil and gas reserves at December 31, 1995 are as follows:

                                                                         OIL                   GAS
                                                                       RESERVES             RESERVES
                                                                        (MBBLS)              (MMCF)

                      Proved developed...........................          9,474               98,590
                      Proved undeveloped.........................            990               27,424
                                                                      ----------           ----------

                        Total proved ............................         10,464              126,014
                                                                      ==========           ==========

        The Company's estimated future net cash flows from proved and proved developed oil and gas reserves at December 31, 1995, and the discounted present value of such cash flows (before income taxes) are as follows (in thousands):

                                                                                             PROVED
                                                                        PROVED              DEVELOPED

                      1996 (a)...................................     $   35,453           $   36,850
                      1997 (a)...................................         25,962               27,720
                      1998.......................................         24,341               21,506
                      Remainder..................................        159,658              114,855
                                                                      ----------           ----------
                        Total future net cash flows..............     $  245,414           $  200,931
                                                                      ==========           ==========

                      Present value before income
                        taxes (discounted at 10%) ...............     $  145,711           $  127,894
                                                                      ==========           ==========

(a) For 1996 and 1997, estimated pre-tax future net cash flows from proved reserves are projected to be lower than estimated pre-tax future net cash flows from proved developed reserves due to capital expenditures associated with proved undeveloped reserves during 1996 and 1997 of approximately $3.5 million and $6.3 million, respectively, which are primarily for new development wells.

                                       10
DRILLING

        The following table sets forth the results of drilling activity by the Company for the last three years.

                                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                           1995          1994                           1993
                                        ---------     ---------     -----------------------------------------------
                                            (a)                                                  OTHER
                                                                       U.S.        CANADA       FOREIGN        TOTAL
                                                                                      (b)           (b)
DEVELOPMENT WELLS
Gross:
   Productive.......................           40            89            77            3         -                80
   Dry Holes........................            7             6             5            3         -                 8
                                        ---------     ---------     ---------     --------      --------     ---------
      Total.........................           47            95            82            6         -                88
                                        =========     =========     =========     ========      ========     =========
Net:
   Productive.......................        17.22         31.52         10.17         1.44         -             11.61
   Dry Holes........................         2.18          1.48          0.42         1.75         -              2.17
                                        ---------     ---------     ---------     --------      --------     ---------
      Total.........................        19.40         33.00         10.59         3.19         -             13.78
                                        =========     =========     =========     ========      ========     =========
EXPLORATORY WELLS
Gross:
   Productive.......................        -                 3             2        -             -                 2
   Dry Holes........................            3             3             4        -                 2             6
                                        ---------     ---------     ---------     --------      --------     ---------
      Total.........................            3             6             6        -                 2             8
                                        ---------     ---------     ---------     --------      --------     ---------
Net:
   Productive.......................        -              0.14          0.28        -             -              0.28
   Dry Holes........................         1.93          1.11          1.02        -              0.70          1.72
                                        ---------     ---------     ---------     --------      --------     ---------
      Total.........................         1.93          1.25          1.30        -              0.70          2.00
                                        =========     =========     =========     ========      ========     =========


(a) Development wells drilled during 1995 include nine (5.99 net) productive wells and two (1.33 net) dry holes drilled in the Sawyer Field prior to the sale of that field in July 1995. As of December 31, 1995, the Company was also drilling six (.69 net) development wells and one (.20 net) exploratory well.

(b) The Company sold its Canadian properties in mid-1993 and sold its other international interests during 1994.

PRODUCTION

        The following table summarizes the average prices received with respect to oil and gas produced and sold from, the net volumes of oil and gas produced and sold from and certain additional information relating to, all properties in which the Company held an interest during the last three years.

                                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                         1995          1994                     1993
                                                      ---------     ---------     ------------------------------------
                                                                                    U.S.         CANADA        TOTAL
                                                                                                    (a)
AVERAGE SALES PRICE:
   Gas ($/Mcf)....................................    $    1.74     $    1.90     $   2.13      $   1.23     $    1.92
   Oil ($/Bbl)....................................        16.83         15.39        16.20         12.79         16.01
   BOE ($/BOE)....................................        12.30         12.67        14.05          7.94         12.99

PRODUCTION DATA:
   Gas (MMcf).....................................       24,450        16,241       11,794         3,542        15,336
   Oil (MBbls)....................................        1,680         1,241        1,189            72         1,261
   MBOE...........................................        5,755         3,948        3,155           662         3,817

AVERAGE COST ($/BOE) DATA:
   Production and operating costs (b).............    $    4.26     $    5.40     $   4.47      $   2.89     $    4.19
   Production and severance taxes.................         0.57          0.72         0.77          0.06          0.64
   Depreciation, depletion and amortization.......         5.34          7.50         6.89          2.85          6.19


(a)   The Company sold its Canadian properties in mid-1993.

(b) The amounts for 1993 reflect reclassifications of the Company's share of producing overhead well costs from general and administrative expense to production and operating costs in order to conform with current classifications.

PRODUCTIVE WELLS

        The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1995. Productive wells are either producing wells or wells capable of production although currently shut-in. One or more completions in the same well bore are counted as one well.

                                                                        GROSS                 NET

                      United States:
                         Oil....................................           2,591                  395
                         Gas....................................           2,018                  367
                                                                      ----------           ----------
                            Total...............................           4,609                  762
                                                                      ==========           ==========

ACREAGE

        The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1995.

        Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned by the Company. A net acre is deemed to exist when the sum of the Company's fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. Included in the following table are 313,629 gross (16,662 net) developed mineral acres and 792,276 gross (90,300 net) undeveloped mineral acres, all located in the United States. A mineral acre is an acre in which the Company has a perpetual interest, as contrasted to a leased acre in which the Company's interest is typically limited to the life of production or otherwise limited in time.

                                                         DEVELOPED                          UNDEVELOPED
                                                   ------------------------          --------------------------
                                                   GROSS              NET              GROSS              NET

          United States:
             Arkansas.......................         12,509           4,068             26,130            3,257
             Kansas.........................        158,647          68,310             24,778            6,935
             Louisiana......................         15,098           2,164              1,648              175
             Mississippi....................         27,092           6,668            178,148           45,586
             Montana........................        255,037          33,343            150,187           50,379
             New Mexico.....................         16,365           3,015              9,279            2,335
             North Dakota...................         19,809           1,911              7,367              973
             Oklahoma.......................        164,596          22,833            112,470           12,666
             Texas..........................        339,692          42,951            422,460           34,944
             Utah...........................          5,002           1,818             21,160            6,123
             Wyoming........................         10,331           2,629             13,846            2,175
             Eleven other states............         18,891           6,569             55,878            8,012
             Gulf of Mexico.................         51,410          13,426             33,925           19,357
                                                -----------     -----------        -----------     ------------

          Total United States...............      1,094,479         209,705          1,057,276          192,917
                                                -----------     -----------        -----------     ------------

          International:
             Canada (a).....................         22,240             112            149,055              658
             New Zealand (a)................          -               -                725,992           32,307
                                                -----------     -----------        -----------     ------------

          Total International...............         22,240             112            875,047           32,965
                                                -----------     -----------        -----------     ------------

          Total.............................      1,116,719         209,817          1,932,323          225,882
                                                ===========     ===========        ===========     ============


(a)   Acreage relates to overriding royalty interests.


ITEM 3.   LEGAL PROCEEDINGS

         Information regarding legal proceedings of the Company is set forth in Notes 14 and 18 to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.
                                       13

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the American Stock Exchange under the symbol "AX". At March 15, 1996, the Company had 4,795 stockholders of record.

        The following table sets forth the high and low sales prices for the Company's common stock for the quarters indicated. Prices stated below have been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock effected during the second quarter of 1995.

                           PRICE RANGE OF COMMON STOCK

                                                                           HIGH                 LOW
                  YEAR ENDED DECEMBER 31, 1995
                     First Quarter.................................    $    10              $    8  3/4
                     Second Quarter................................         10  7/8              8  1/8
                     Third Quarter.................................         12  1/8             10  3/8
                     Fourth Quarter................................         11  7/8              9  5/8

                  YEAR ENDED DECEMBER 31, 1994
                     First Quarter.................................    $    18  3/4         $   13  3/4
                     Second Quarter................................         15                  11  1/4
                     Third Quarter.................................         15                  11  7/8
                     Fourth Quarter................................         13  3/4              8  3/4

        The Company has not paid any dividends on its common stock and does not expect to pay dividends on its common stock for the foreseeable future. Payment of dividends on the Company's common stock is also currently prohibited by the terms of various agreements relating to outstanding indebtedness of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the Company as of and for each of the years in the five-year period ended December 31, 1995. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto included in Item 7 and Item 8, respectively.

        American has made several significant acquisitions and dispositions of oil and gas properties during the periods presented in the table below. American sold approximately 40% of its interest in the Henderson Canyon Field in March 1993, sold its Canadian assets in mid-1993 and sold its interest in the Sawyer Field in July 1995. The Company purchased investors' interests in the APPL Programs in 1994 and early 1995.

        Net income (loss) per common share for prior periods has been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock effected in June 1995.

   (In thousands, except for per share amounts)             1995         1994         1993         1992         1991
                                                         ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS DATA:
Oil and gas sales...................................     $   70,768   $   50,033   $   49,589   $   58,560   $   71,499
Total revenues......................................         81,934       51,359       58,158       60,008       70,041
Income (loss) from operations.......................          6,813      (51,433)     (12,018)     (59,679)     (13,338)
Income (loss) before extraordinary item.............          1,477      (60,235)     (19,186)     (68,899)     (24,257)
Net income (loss)...................................          3,933      (54,816)     (19,186)     (65,799)     (24,257)
Net income (loss) to common stock...................          2,133      (56,616)     (19,261)     (65,799)     (24,371)

Net income (loss) per common share:
  Primary and fully diluted:
    Loss before extraordinary item..................     $     (.03)  $    (7.70)  $    (2.77)  $   (10.73)  $    (4.50)
    Net income (loss)...............................            .18        (7.02)       (2.77)      (10.25)       (4.50)
Cash dividends declared per common share............           -            -            -             -            -

SUMMARY OF CASH FLOW DATA:
Net cash provided by operating activities...........     $   33,305   $    7,747   $   24,717   $   14,237   $   21,505
Total capital expenditures..........................         44,215       49,889       24,167       22,516       63,636
Proceeds from oil and gas property sales............         63,488        2,638       35,666        2,881       23,641
Bank debt borrowings (repayments), net..............        (23,000)      21,500      (47,500)     (20,000)      32,000
Issuance of debt and equity.........................           -           2,100       21,348       38,096       25,148


SUMMARY OF BALANCE SHEET DATA:
Current assets......................................     $   23,411   $   26,127   $   22,229   $   51,179   $   35,025
Property, plant and equipment, net..................        150,417      195,405      160,885      201,915      298,896
Total assets........................................        176,030      223,894      185,598      256,820      336,803
Current liabilities.................................         35,102       30,229       32,352       48,457       62,091
Long-term obligations and convertible redeemable
   preferred stock, excluding current obligations...         40,000      100,710       62,848      115,256      135,226
Total stockholders' equity..........................         94,480       87,710       86,406       85,160      127,433

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods presented. See Item 2 in Part I for the detail of production and prices for U.S. and Canadian operations during 1993.

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995             1994             1993
                                                                   -----------      -----------       ----------

        AVERAGE SALES PRICE:
           Gas ($/Mcf).........................................    $     1.74       $      1.90       $     1.92
           Oil ($/Bbl).........................................         16.83             15.39            16.01
           BOE ($/BOE).........................................         12.30             12.67            12.99

        PRODUCTION DATA:
           Gas (MMcf)..........................................        24,450            16,241           15,336
           Oil (MBbls).........................................         1,680             1,241            1,261
           MBOE................................................         5,755             3,948            3,817

        AVERAGE COST ($/BOE) DATA:
           Production and operating costs......................    $     4.26       $      5.40       $     4.19
           Production and severance taxes......................          0.57              0.72             0.64
           Depreciation, depletion and amortization............          5.34              7.50             6.19

1995 COMPARED TO 1994

        REVENUES. Oil and gas sales totaled $70.8 million in 1995 or 41% higher than 1994 sales of $50.0 million. The increase in 1995 sales revenues primarily reflects higher production volumes which resulted from the acquisition of investors' interests in the APPL Programs (the "APPL Consolidation"), a series of institutional programs which American managed and in which the Company typically held a 10% - 13% interest. Through the APPL Consolidation, the Company acquired 22.9 MMBOE and 2.3 MMBOE of proved oil and gas reserves in late 1994 and early 1995, respectively. The APPL Consolidation, together with successful development activity at the Midway and West McAllen fields and the West Cameron Block 408, resulted in a net production increase of 1.8 MMBOE in 1995 compared to 1994. The higher production levels achieved through the APPL Consolidation were partially offset by the loss of production due to the sale of the Sawyer Field in July 1995. The Company's total oil and gas production increased to 5.8 MMBOE in 1995 from 3.9 MMBOE in 1994, contributing $22.3 million to oil and gas sales.

        Oil and gas sales reflect the impact of lower gas prices offset by higher oil prices received in 1995. The Company realized an average price of $16.83 per barrel in 1995 compared to $15.39 in 1994, which resulted in a $2.4 million addition to sales revenues. The Company's average gas price realization declined to $1.74 per Mcf in 1995, or 8% below the prior year average. The decline in the average gas price negatively impacted sales revenues by $3.9 million.

         In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of $64.0 million. American recorded a gain on the sale of the Sawyer Field of approximately $10.6 million in 1995. Sales of various other fields in 1995 resulted in a net loss of approximately $400,000. In 1994, the Company recognized a $1.1 million gain on the divestiture of minor properties.

        Other revenues totaled $936,000 and $216,000 in 1995 and 1994, respectively. In 1995, the Company recorded gas settlement income of $895,000, primarily consisting of the proceeds from certain litigation regarding the terms of a gas purchase contract. American also recognized approximately $480,000 of gas balancing income during 1995, primarily relating to cash balancing settlements receivable on various wells which were plugged and abandoned during 1995. During December 1995, the Company accrued $700,000 as a reduction of other revenues due to the loss of correlation between actual cash prices and the prices under the swap agreements at the Henry Hub market reference price. Other revenues recorded in 1994 primarily included gas balancing income.

         COSTS AND EXPENSES. Production and operating costs increased to $24.5 million in 1995 from $21.3 million in 1994. The increase in 1995 costs was mainly attributable to higher production levels resulting from the APPL Consolidation, although that increase was mitigated by a reduction in environmental expenses in 1995. During 1994, the Company incurred $2.4 million of site remediation costs in connection with various environmental proceedings. On a unit cost basis, production and operating costs per BOE decreased to $4.26 per BOE in 1995 from $5.40 per BOE in 1994 reflecting continued operating efficiencies achieved following the completion of the APPL Consolidation.

        Depreciation, depletion and amortization ("DD&A") totaled $30.7 million in 1995 or 4% over 1994 DD&A of $29.6 million. The Company's DD&A per BOE rate has decreased substantially this year; consequently, American's DD&A expense has not increased proportionately with the 46% production increase in 1995. DD&A per BOE decreased to $5.34 per BOE in 1995 from $7.50 per BOE in 1994. The lower DD&A rate reflects the effect of the acquisition of interests through the APPL Consolidation and the impact of a $25.0 million impairment charge recorded in the fourth quarter of 1994, which reduced the cost basis of certain oil and gas properties.

        General and administrative expense ("G&A") declined to $7.5 million in 1995 from $10.0 million a year earlier. The reduction in G&A resulted primarily from staff reductions in the first half of 1994 and a $2.0 million severance charge recorded in late 1994 in connection with the elimination of certain partnerships managed by American. These decreases have been partially offset by the loss of management and technical fee reimbursements previously received from the APPL Programs. The Company's continuing focus on controlling administrative costs has resulted in a 49% reduction in G&A per unit of production, which averaged $1.30 per BOE in 1995 compared to $2.54 per BOE in 1994.

        Taxes other than income taxes were relatively constant, totaling $5.8 million in 1995 and $5.7 million in 1994. The Company's production tax rate in 1995 has been reduced due to the receipt of certain severance tax refunds related to an outside operated property.

        Exploration expense totaled $4.8 million and $2.6 million in 1995 and 1994, respectively. American recognized $4.1 million of dry hole expense on three wells in 1995, including two offshore wells, compared to $1.5 million of expense related to three unsuccessful wells drilled in 1994.

        The Company recorded $1.8 million of impairment expense in 1995 compared to a $33.6 million charge in 1994. The 1995 impairment relates primarily to the fourth quarter write-off of an unproved offshore property. As discussed below under the caption "1994 Compared to 1993", the Company recorded a $25.0 million impairment charge in 1994 related to a change in accounting policy and a $6.4 million charge to write off American's remaining leasehold interest in Tunisia.

        Interest expense of $5.5 million in 1995 was 17% below 1994 expense of $6.6 million primarily due to the repayment of $62.5 million of bank debt using the proceeds of the Sawyer Field sale in July 1995. In addition, American has extinguished certain nonrecourse debt associated with the APPL Programs totaling $6.6 million and $13.6 million in 1995 and 1994, respectively. Other expense of $2.6 million in 1994 included $2.1 million of fees paid by American in connection with a new bank credit agreement and the bridge facility.

        EXTRAORDINARY ITEM. American recorded extraordinary gains of $2.5 million in 1995 and $5.4 million in 1994 related to the elimination of nonrecourse debt in conjunction with the APPL Consolidation. The gain represents the difference between the outstanding note balances and the actual purchase price of the notes.

        NET INCOME (LOSS). American reported net income of $3.9 million, or $0.18 per share, in 1995 and a net loss of $54.8 million, or $7.02 per share, in 1994. Nonrecurring transactions reflected in 1995 net income include a $10.2 million gain on property sales, primarily the Sawyer Field, a $2.5 million extraordinary gain on the extinguishment of debt and $895,000 of gas settlement income, partially negated by a $1.8 million impairment charge and a $700,000 loss related to certain natural gas hedges. In contrast, 1994 results included the negative impact of a $33.6 million impairment charge partially offset by a $5.4 million extraordinary gain and a $1.1 million gain on property sales. Excluding the effect of these nonrecurring transactions in both years, the Company would have recorded net losses of $7.2 million and $27.7 million in 1995 and 1994, respectively. The improvement in operating results primarily reflects a $17.5 million increase in net operating revenues, which resulted from higher production levels and reduced unit operating costs following the APPL Consolidation. In addition, reductions in G&A and interest expense in 1995 more than offset higher DD&A and exploration expense recorded in that year.

                                       17
1994 COMPARED TO 1993

        REVENUES. Oil and gas sales in 1994 totaled $50.0 million compared to $49.6 million in 1993. The Company's 1994 sales reflect higher domestic oil and gas production offset in part by the impact of declining prices and the sales of the Company's Canadian oil and gas properties in mid-1993. Comparing American's total production for the two years, the combined effect of a 6% increase in gas production and a 2% decline in oil production was a net increase to sales of $1.4 million. Excluding the 1993 Canadian production, which totaled 662 MBOE, the Company's oil and gas production increased by 793 MBOE as a result of the drilling of new development wells, workovers and recompletions of existing wells in the first half of the year and the acquisition of investors' interests in the APPL Programs primarily during the second half of 1994. For 1994, American's average realized gas price and oil price were down 1% and 4%, respectively, from 1993, decreasing sales by $1.0 million. The Company's realized prices include the impact of certain hedging arrangements relating to a portion of its gas and oil production during 1994. As a result of these hedges, gas sales increased by $1.6 million and oil revenues were reduced by $44,000.

        The Company recognized a gain on sales of oil and gas properties of $1.1 million in 1994 compared to a loss on property sales of $6.9 million in 1993. In mid-1993, the sale of the Company's Canadian assets resulted in losses totaling $5.8 million, including $1.8 million for the elimination of the accumulated foreign currency translation adjustment. The gain for 1994 and the remaining loss for 1993 resulted from the divestiture of minor properties.

        The Company recorded gas settlement income of $15.6 million in 1993, which included amounts received in connection with the settlement of certain litigation regarding the terms of a gas purchase contract and for the renegotiation of American's contract to sell gas from the Thomasville Field. These amounts are reflected as other revenues on the accompanying statements of operations.

        COSTS AND EXPENSES. Production and operating expenses increased 33% to $21.3 million in 1994. American's operating costs were increased by $3.8 million during the second half of 1994 due to the acquisition of interests pursuant to the APPL Consolidation. In addition, American recorded site remediation costs of $2.4 million in 1994. On a BOE basis, operating costs increased 29% to $5.40 in 1994 compared to $4.19 in 1993. These increases reflected higher U.S. operating costs which more than offset the decreases associated with the sales of the Company's Canadian properties in mid-1993. Higher domestic operating expenses were related to workovers at the Brazos Blocks and the Sawyer Field totaling $1.1 million.

         DD&A expense totaled $29.6 million in 1994, with the 25% increase from the prior year attributable to an increase in the Company's DD&A per BOE rate and higher gas production. Downward reserve revisions at year-end 1993, including reserve revisions related to low oil prices at year-end 1993, resulted in a DD&A per BOE rate of $7.50 in 1994 compared to $6.19 in 1993. The higher 1994 rate is also due to the fact that the Canadian properties sold in mid-1993 had a lower depletion rate than the average rate for the Company's other properties.

        G&A expense totaled $10.0 million in 1994, or 35% above 1993 expense of $7.4 million. The higher G&A expense for 1994 primarily related to the loss of management and technical fee reimbursements as a result of the APPL Consolidation with no significant reductions in G&A expense in 1994. As a result of planned reductions related to the elimination of certain partnerships managed by American, the Company recorded a $2.0 million severance charge in 1994. These increases were partially offset by a decrease in salaries and benefits associated with the reductions in American's work staff in early 1994 and the elimination of Canadian G&A expense.

        Taxes other than income increased by $1.1 million in 1994 compared to 1993, due primarily to higher production taxes related to increased domestic oil and gas sales and higher ad valorem taxes related to an increase in the Company's oil and gas property base due to the APPL Consolidation.

        Exploration expense decreased 66% to $2.6 million in 1994. The decrease in exploration expense reflected steps taken by American to eliminate its international exploration commitments and to emphasize domestic development and exploitation projects in 1994.

        The Company recorded impairment charges totaling $33.6 million in 1994 and $11.0 million in 1993. Effective December 31, 1994, the Company changed its accounting policy related to impairment of proved oil and gas properties to a policy that is consistent with the provisions of the Financial Accounting Standards Board ("FASB") exposure draft,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". A final statement was subsequently issued by the FASB in March 1995. Previously, the Company's impairment policy was to recognize an impairment of proved oil and gas property costs if, on a company-wide basis, those costs exceeded the undiscounted after-tax future net cash flows from proved reserves. Under the Company's new policy, if the book value of an individual proved field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and the fair value. Management's initiative to change its policy was prompted by the considerable volatility of oil and gas prices during the past several years, the resulting economic losses of proved reserves and corresponding increases in the Company's DD&A rate. This change in accounting policy resulted in a $25.0 million noncash impairment charge for 1994 against the book value of certain of American's proved oil and gas properties.

        Impairment expense for 1994 also included a $6.4 million noncash charge for the write-off of the Company's remaining leasehold interest in Tunisia. American sold its interest in exchange for the purchaser assuming its remaining Tunisian commitment. The remaining impairment expense for 1994 primarily represented the write-off of several domestic prospects on which the Company did not plan to conduct any further exploratory activity. The impairment charge for 1993 included $10.2 million associated with the write-offs of the Company's leasehold interest in Oman and a portion of the leasehold interest in Tunisia.

        Interest expense decreased 3% in 1994 to $6.6 million due primarily to a lower average bank debt balance during 1994 and the elimination of $14.1 million of debt in connection with the Canadian asset sales in mid-1993, offset in part by a decrease in capitalized interest. Capitalized interest decreased to $1.5 million in 1994 from $2.3 million in 1993 due to a reduction in the unproved property base for interest capitalization. Other expense of $2.6 million in 1994 included $2.1 million of fees paid by American in connection with a new bank credit agreement and the bridge facility extended to the Company by New York Life for the APPL Consolidation.

        EXTRAORDINARY ITEM. As part of the APPL Consolidation, American recorded a $5.4 million extraordinary gain in 1994 resulting from the elimination of nonrecourse debt in conjunction with the repurchases of notes issued by, and net profits interests in, the APPL Debt Programs.

        NET LOSS. American reported a net loss of $54.8 million, or $7.02 per share, in 1994 compared to a net loss of $19.2 million, or $2.77 per share, in 1993. The higher net loss for 1994 was primarily due to the impact of the impairment of proved properties, an increase in operating costs and expenses on a per unit of production basis and the gas settlement income received in 1993, offset in part by lower exploration expense and the extraordinary gain in 1994 as well as the loss on the sales of the Company's Canadian assets recognized in 1993.

CAPITAL RESOURCES AND LIQUIDITY

        American's principal sources of capital are net cash provided by operating activities and proceeds from financing activities. During the last three years, the Company has also generated substantial cash flows from the sale of oil and gas properties, most notably the 1995 sale of the Sawyer Field, as discussed below. American's primary capital requirement is to fund the Company's development and exploration programs. American also has financial obligations related to the Company's preferred stock and senior subordinated notes.

        Net cash provided by operating activities increased to $33.3 million in 1995, as compared to the 1994 amount of $7.7 million. The improvement in cash flow reflects the impact of the APPL Consolidation and successful development activity, which together have resulted in a 46% increase in production in 1995 compared to 1994. In addition, the Company's operating margins have been boosted as unit costs for production, G&A and interest expense have all been reduced in 1995. Operating cash flow in 1995 also reflects a $5.8 million positive working capital adjustment which reflects an increase in accounts payable due to the timing of certain payments. Net cash provided by operating activities totaled $24.7 million in 1993 which included $15.6 million of gas settlement income received in that year.

        In December 1994, the Company entered into a new long-term revolving bank credit agreement which replaced the bank credit agreement previously in effect. As of December 31, 1995, the borrowing base, or amount available, under the new bank credit facility was $40.0 million. The reduction in the borrowing base from $65.0 million at year-end 1994 reflects the decrease in the aggregate value of the Company's oil and gas properties due to the sale of the Sawyer Field. The borrowing base is scheduled to be redetermined semi-annually every March and September. Management expects that the borrowing base will be increased to give effect to the acquisition of certain interests in the Gulf of Mexico in March 1996. See "Recent Events" for a discussion of the acquisition.

        The bank credit agreement and the 11% senior subordinated notes require the Company to comply with certain covenants including, but not limited to, restrictions on indebtedness, investments, payment of dividends and lease commitments. Cash dividends are prohibited on the Company's common stock, and preferred dividends are limited to the lesser of 10% of the preferred stock offering proceeds or $7.5 million in any one year. These agreements also include net worth covenants which were amended effective July 1994 in conjunction with the issuance of American common stock related to the APPL Consolidation. At December 31, 1995, the Company's calculated net worth requirement was $64.6 million and the Company's stockholders' equity was $94.5 million. In addition, these agreements contain cross-default provisions.

         American began the year 1995 with outstanding bank borrowings of $28.0 million and a $31.1 million note payable to New York Life under a bridge credit facility utilized to finance a portion of the APPL Consolidation. In February 1995, the Company used excess bank borrowing capacity to refinance the bridge facility. Bank debt borrowings totaled $62.5 million at the end of the second quarter of 1995. Upon the sale of the Sawyer Field in July 1995, the Company repaid all outstanding bank debt using the proceeds of the sale. At December 31, 1995, American's debt outstanding under the bank credit facility totaled $5.0 million. In addition to the reduction in bank debt, the Company eliminated $6.6 million and $13.6 million of nonrecourse debt in 1995 and 1994, respectively, in connection with the APPL Consolidation. The Company's debt to total capitalization ratio has been reduced to 30% at year-end 1995 from 53% at the end of 1994.

         Proceeds from the sale of oil and gas properties, net of post-closing adjustments, totaled $63.5 million, $2.6 million and $35.7 million in 1995, 1994 and 1993, respectively. Property sales in 1995 primarily included the Sawyer Field, as discussed below, as well as other minor properties. Divestitures in 1994 were comprised of non-strategic, low-value properties while the most significant 1993 sales included the sale of the Company's Canadian assets and the conveyance of a 40% interest in the Henderson Canyon Field to certain investment programs managed by the Company.

        In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of $64.0 million. As of December 31, 1994, American's interest in the Sawyer Field had represented approximately 27% of the Company's total proved reserves, and the present value of the future net cash flows, discounted at 10%, related to American's interest in the field totaled approximately $29.7 million. Although the sale of this field has reduced operating cash flow by approximately $700,000 per month during the last five months of 1995, the reduction in the Company's bank debt using the proceeds of the sale has resulted in monthly savings of approximately $400,000 of interest costs. The significant reduction of the Company's bank debt as a result of the Sawyer sale places American in a strengthened financial position.

        Development and exploration expenditures totaled $27.5 million in 1995 compared to $20.9 million and $18.7 million in 1994 and 1993, respectively. Significant projects in 1995 included drilling in the Gulf of Mexico in the Vermilion, West Cameron and Brazos blocks. The Company also conducted development activity in several fields including the Midway Field in Arkansas, the West McAllen Field in South Texas and the Bradshaw Field in Kansas. The Company drilled three unsuccessful exploratory wells in 1995, of which two were offshore in the Gulf of Mexico.

        Capital expenditures for the acquisition of oil and gas properties totaled $16.0 million, $28.4 million and $4.3 million in 1995, 1994 and 1993, respectively. Acquisition expenditures in 1995 included $9.0 million related to the APPL Consolidation, $2.4 million for certain interests in the Buckner Field in Arkansas, and the purchase of several offshore blocks in the Gulf of Mexico. Acquisitions in 1994 primarily related to the APPL Consolidation.

         The Company has budgeted $25.0 - $35.0 million for development and exploration projects in 1996 with at least 15 wells planned. Identified drilling sites include the Wilcox Project in South Texas, the Smackover Trend Project in southwestern Arkansas and the Texas State Waters and West Cameron areas of the Gulf of Mexico. The Company plans to utilize 3-D seismic technology in all of these projects except for the Smackover project which will rely on horizontal drilling. There can be no assurances regarding the success of any wells drilled particularly with regard to exploratory wells. Under the principles of successful efforts accounting, the costs incurred for the drilling of unsuccessful exploratory wells are recorded as exploration expense which would negatively impact net income.

        At December 31, 1995, the Company's capital commitments for 1996 totaled $4.2 million, including $2.4 million for operating lease obligations and $1.8 million for preferred dividends. American is scheduled to begin the repayment of principal under the bank credit facility over ten quarterly installments commencing in September 1997. Also, annual principal payments of $5.6 million on the 11% senior subordinated notes will begin in December 1997.

        American's ratio of current assets to current liabilities was 0.67:1 at the end of 1995 compared to 0.86:1 at year-end 1994. The Company has historically operated with a working capital deficit primarily due to timing differences between the receipt of reimbursements from other working interest owners in the properties operated by American and the payment of expenses with respect to such properties.

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

RECENT EVENTS

         NYLOG LITIGATION AND PROPOSED LIQUIDATION. The Company and its subsidiary, American Exploration Production Company (together, the "American Parties"), along with New York Life and several of its subsidiaries, have been named as defendants in a class action complaint filed in the United States District Court for the Southern District of Florida on March 18, 1996, styled SHEA ET AL. V. NEW YORK LIFE INSURANCE CO., ET AL. (Civil Action No. 96-0746) alleging generally that the defendants engaged in fraudulent activities in connection with the marketing and sale of interests in various limited partnerships, including the NYLOG Programs, and the subsequent operation of such partnerships, breached implied covenants and fiduciary duties owed to investors and violated various federal securities and state laws and rules. The plaintiffs purport to represent a class of all persons who purchased or otherwise assumed rights and title to interests in the partnerships that were created, sponsored, marketed, sold, operated or managed by the defendants from January 1, 1985 through March 18, 1996. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys' fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. The lawsuit was preceded by two similar but separate lawsuits filed by the plaintiffs in the District Courts in Harris County, Texas on January 11, 1996.

        The defendants expressly deny any wrongdoing alleged in the complaints and do not concede any liability or wrongdoing in connection with any of the facts or claims that have been alleged against them in the lawsuits described above, including any liability or wrongdoing in connection with the sale of the units of limited partner interest in the partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement (the "Settlement Agreement") with the plaintiffs because, in their opinion, the settlement would (i) provide substantial benefits to the limited partners in a manner consistent with New York Life's prior determination to wind up the NYLOG Programs through orderly liquidation because the continuation of the business no longer served the intended objectives of either the limited partners or the defendants and to offer the limited partners an enhancement to the liquidating distribution they would otherwise receive,
(ii) provide an opportunity to wind up the partnerships on a schedule favorable to the limited partners and to resolve the issues raised by the lawsuits and
(iii) reduce the burdens and uncertainties associated with protracted litigation of the claims underlying the lawsuits.

        If the Settlement Agreement is approved by the Florida court and becomes final, a limited partner of a limited partnership who participates in the settlement will receive from an affiliate of New York Life a cash payment that, together with prior distributions to such settling limited partner from such limited partnership, will result in the settling limited partner having received in the aggregate an amount at least equal to his total investment in such partnership. If the proposed settlement becomes final, the defendants and various other related parties will be released and discharged from any and all claims a limited partner may have against the defendants in connection with the partnerships. The American Parties will not be liable for any payment of advances or refunds to the NYLOG investors.

        On March 19, 1996, the Florida federal district court issued a hearing order and certified the class for settlement purposes only and directed the defendants to cause a class notice to be mailed to potential class members. The Settlement Agreement is not yet final, is subject to a number of conditions and may be terminated in certain circumstances.

         New York Life and certain of its subsidiaries and American Exploration Production Company ("AEPCO") have also been named as defendants in a lawsuit relating to the NYLOG Programs styled BILLY H. MANCIL AND MARY M. MANCIL V. NEW YORK LIFE INSURANCE COMPANY, ET AL., Civil Action No. CV-95-2595 GR, Circuit Court of Montgomery County, Alabama (the "Mancil Litigation"). The complaint in the Mancil Litigation alleges various causes of action arising out of Mancil's purchase of interests in certain NYLOG Programs including, among other things, fraud, reckless and negligent misrepresentations, and negligence in hiring, training and/or supervising a sales agent involved in the sale of the NYLOG interests. Plaintiffs seek an unspecified amount of compensatory and punitive damages and costs.

         The American Parties and NYLIFE Inc. ("NYLIFE"), a subsidiary of New York Life, have entered into an indemnity agreement (the "Indemnity Agreement") pursuant to which NYLIFE has agreed to indemnify the American Parties from and against any and all judgments or settlements entered or reached in the NYLOG litigation described above, or any subsequent lawsuits by investors in the NYLOG Programs based on claims and factual allegations substantially similar to those contained in the original complaints filed in state district court in Texas (collectively with the Mancil Litigation, the "NYLOG Litigation"). Pursuant to the Indemnity Agreement, NYLIFE has assumed control of the joint defense of the NYLOG Litigation at NYLIFE's expense including, but not limited to, any settlement discussions or settlements. Additionally, pursuant to the Indemnity Agreement, the American Parties have agreed that if a settlement of the NYLOG Litigation occurs and in connection therewith the assets of the NYLOG Programs are sold in liquidation of the partnerships, the American Parties will be allocated 5% (which represents AEPCO's initial capital contribution percentage) of revenues and net proceeds from the sale of properties effective from and after February 1, 1996. Based upon the terms of the Indemnity Agreement, the Company does not believe that the NYLOG Litigation will have a material adverse impact on its financial position or results of operations.

         As of December 31, 1995, American's net share of the NYLOG Programs' oil and gas reserves totaled approximately 1.2 MMBOE, or 3.8% of the Company's total proved reserves, and American's share of 1995 cash flows from the NYLOG properties totaled approximately $1.1 million. If the NYLOG liquidation is approved, approximately $2.6 million of annual cost reimbursements to American will be eliminated; however, the liquidation process will streamline American's property base and enable the Company to reduce overhead and interest expense. If the NYLOG Programs are dissolved and liquidated as contemplated by the Settlement Agreement, the NYLOG properties will be divested and American will receive its share of the sales proceeds. The impact on American of such liquidation will depend in part upon the amounts realized upon the sales of the NYLOG properties.

         ACQUISITION OF INTERESTS IN THE GULF OF MEXICO. On March 15, 1996, the Company and Dominion Reserves, Inc. acquired interests in five offshore blocks in the Gulf of Mexico from a private company for a purchase price of approximately $56.0 million. American's 25% share of the acquisition was funded through $14.0 million in borrowings under the Company's bank credit facility. The acquired properties will add estimated proved reserves totaling 11.3 Bcf of natural gas and 600 MBbls of crude oil and liquids, net to American's interest. American's share of current daily production from the acquired properties is approximately 5.6 MMcf of gas and 700 Bbls of crude oil per day. Management believes that in addition to the positive impact on reserve value, production and cash flow, this acquisition fits well with American's strategy of establishing a position in areas of the Gulf of Mexico. Subsequent to the acquisition, the Company entered into a fixed price contract on approximately 4,000 MMbtu of gas per day for two years commencing April 1, 1996 at an average price of $2.00 per MMbtu.

ENVIRONMENTAL MATTERS

        The Company is subject to an increasing number of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in substantial compliance with environmental laws and regulations. These environmental provisions are expected to have an increasingly significant impact on the conduct of American's business. The Company has recorded site remediation costs of $541,000 and $2.4 million in 1995 and 1994, respectively. The site remediation costs incurred in 1994 primarily related to certain lawsuits. Prior to 1994, the Company's cost to comply with environmental provisions was not material. American cannot predict what impact environmental laws and regulations will have on its future performance. However, the Company believes that such laws do not affect American in a materially different manner from other similarly situated companies in the oil and gas industry.

         As discussed in Note 14 to the Consolidated Financial Statements in
Item 8, during 1995, the Company was a defendant in five lawsuits alleging the presence of naturally occurring radioactive materials ("NORM") and other hazardous substances as a result of oil and gas operations conducted on properties operated or owned by the Company and its predecessors in title or as a result of NORM contaminated pipe delivered to a pipe cleaning facility, of which the Company contributed a minor amount of pipe. Three of the lawsuits have been dismissed. American has remediated several of these properties and believes these remediation efforts will significantly reduce the basis for the plaintiffs' damage claims. Although the Company cannot predict the outcome of these proceedings, management does not expect the outcome of the two remaining cases to have a material adverse impact on American's financial position or results of operations.

CHANGING OIL AND GAS PRICES

        The Company's revenues and cash flows are affected by changes in oil and gas prices. Moreover, the Company's bank borrowing capacity is largely dependent upon oil and gas prices. Oil and gas prices are subject to substantial seasonal, political and other fluctuations that the Company is unable to control or accurately predict.

        During 1995, American's average realized gas price fluctuated to a high of $2.12 per Mcf in December from a low of $1.59 per Mcf in February. Gas prices have increased subsequent to year-end to a price of $2.17 per MMbtu in January 1996 and have subsequently decreased to a price of $1.99 per MMbtu in March 1996. Prices are quoted prices for the respective months for Houston Ship Channel deliveries. The Company's average realized oil price ranged from $16.13 to $17.95 per Bbl during 1995. To mitigate the impact of oil and gas price fluctuations, the Company has several commodity price swap agreements in place under varying terms and contract periods throughout 1996. Reference is made to
Note 13 to the Consolidated Financial Statements in Item 8.


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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

        None.
                                       23

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)  Directors

        The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1995 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), is incorporated herein by reference.

        (b)  Executive Officers

         Information concerning executive officers is set forth in Item 1 of
Part I hereof.


ITEM 11.   EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1995 pursuant to Regulation 14A under the Act, is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the captions "Principal Security Holders" and "Security Ownership of Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1995 pursuant to Regulation 14A under the Act, is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1995 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

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

             1.   Financial Statements

                  See the accompanying "Index of Financial Statements" at Page F-1.

             3.   Exhibits

                  See the accompanying "Index of Exhibits" at Page X-1.

        (b) The registrant filed no reports on Form 8-K during the fourth quarter of 1995.

                                       25

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.

                                  AMERICAN EXPLORATION COMPANY
                                          (Registrant)

                                  By:  /s/ MARK ANDREWS
                                           Mark Andrews
                                           Chairman of the Board
                                           and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March, 1996.


     SIGNATURE                                    TITLE


/s/ MARK ANDREWS                        Chairman of the Board
    Mark Andrews                        and Chief Executive Officer
                                        (Principal Executive Officer)



/s/ JOHN M. HOGAN                       Senior Vice President
    John M. Hogan                       and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)



/s/ HARRY W. COLMERY, JR.               Director
    Harry W. Colmery, Jr.



/s/ IRVIN K. CULPEPPER, JR.             Director
    Irvin K. Culpepper, Jr.



/s/ WALTER J. P. CURLEY                 Director
    Walter J. P. Curley



/s/ PHILLIP FROST, M.D.                 Director
    Phillip Frost, M.D.


                                       26


/s/ PETER G. GERRY                      Director
    Peter G. Gerry



/s/ H. PHIPPS HOFFSTOT, III             Director
    H. Phipps Hoffstot, III



/s/ JOHN H. MOORE                       Director
    John H. Moore



/s/ PETER P. NITZE                      Director
    Peter P. Nitze


                                       27

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS

                                                                                                                    PAGE

Financial Statements:
          Report of Independent Public Accountants.............................................................     F-2

          Consolidated Balance Sheets as of December 31, 1995 and 1994.........................................     F-3

          Consolidated Statements of Operations for the Three Years in the Period Ended
             December 31, 1995.................................................................................     F-4

          Consolidated Statements of Cash Flows for the Three Years in the Period Ended
             December 31, 1995.................................................................................     F-5

          Consolidated Statements of Stockholders' Equity for the Three Years in the
             Period Ended December 31, 1995....................................................................     F-6

          Notes to Consolidated Financial Statements...........................................................     F-7

          Supplemental Information on Oil and Gas Producing Activities.........................................     F-30


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors,
American Exploration Company:

        We have audited the accompanying consolidated balance sheets of American Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As explained in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for impairments of proved oil and gas properties.





                                                         ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 1996

                           CONSOLIDATED BALANCE SHEETS
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                                   DECEMBER 31,
                                                                                           -----------------------------
                                                                                           1995                    1994
                                                                                           ----                    ----
                                                          ASSETS
Current assets:
   Cash and temporary cash investments ............................................    $      7,496         $      9,973
   Accounts receivable.............................................................          14,520               10,652
   Receivables from partnerships...................................................             429                4,488
   Other current assets............................................................             966                1,014
                                                                                       ------------         ------------
      Total current assets.........................................................          23,411               26,127
                                                                                       ------------         ------------

Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting..................         292,027              343,453
   Other property and equipment....................................................          13,036               12,530
                                                                                       ------------         ------------
                                                                                            305,063              355,983
   Less:   Accumulated depreciation, depletion and amortization....................         154,646              160,578
                                                                                       ------------         ------------
      Property, plant and equipment, net...........................................         150,417              195,405
                                                                                       ------------         ------------

Other assets.......................................................................           2,202                2,362
                                                                                       ------------         ------------

      Total assets.................................................................    $    176,030         $    223,894
                                                                                       ============         ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $     18,149         $     14,391
   Accrued liabilities.............................................................          16,953               15,838
                                                                                       ------------         ------------
      Total current liabilities....................................................          35,102               30,229
                                                                                       ------------         ------------

Long-term debt.....................................................................          40,000               69,582
                                                                                       ------------         ------------
Note payable to related party......................................................           -                   31,128
                                                                                       ------------         ------------
Other liabilities..................................................................           6,448                5,245
                                                                                       ------------         ------------
Commitments and contingencies (Note 14)............................................

Stockholders' equity:
   Convertible preferred stock, $1.00 par value;
      authorized:  100,000 shares (1995 and 1994);
      issued and outstanding:  4,000 shares (1995 and 1994)........................               4                    4
   Common stock, $.05 par value;
      authorized: 50,000,000 shares (1995 and 1994);
      issued: 11,812,483 shares (1995) and 11,477,500 shares (1994);
      outstanding: 11,812,483 shares (1995) and 11,468,313 shares (1994)...........             591                  574
   Additional paid-in capital......................................................         276,713              272,817
   Accumulated deficit.............................................................        (182,543)            (184,676)
   Treasury stock, at cost; 9,187 shares (1994)....................................           -                     (342)
   Unearned compensation...........................................................            (219)                (525)
   Notes receivable from officers..................................................             (66)                (142)
                                                                                       ------------         ------------
      Total stockholders' equity...................................................          94,480               87,710
                                                                                       ------------         ------------

      Total liabilities and stockholders' equity...................................    $    176,030         $    223,894
                                                                                       ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                            1995              1994              1993
                                                                         -----------      ------------      ------------
REVENUES:
   Oil and gas sales................................................     $    70,768      $     50,033      $     49,589
   Gain (loss) on sales of oil and gas properties...................          10,230             1,110            (6,894)
   Other revenues, net..............................................             936               216            15,463
                                                                         -----------      ------------      ------------
      Total revenues................................................          81,934            51,359            58,158
                                                                         -----------      ------------      ------------

COSTS AND EXPENSES:
   Production and operating.........................................          24,515            21,302            15,998
   Depreciation, depletion and amortization.........................          30,726            29,616            23,635
   General and administrative.......................................           7,472            10,035             7,413
   Taxes other than income..........................................           5,760             5,710             4,601
   Exploration......................................................           4,826             2,559             7,554
   Impairment.......................................................           1,822            33,570            10,975
                                                                         -----------      ------------      ------------
      Total costs and expenses......................................          75,121           102,792            70,176
                                                                         -----------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS.......................................           6,813           (51,433)          (12,018)
                                                                         -----------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense..................................................          (5,481)           (6,638)           (6,847)
  Other income (expense), net.......................................              24            (2,619)              184
                                                                         -----------      ------------      ------------
      Total other expense...........................................          (5,457)           (9,257)           (6,663)
                                                                         -----------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM...........................................           1,356           (60,690)          (18,681)

Income tax benefit (provision)......................................             121               455              (505)
                                                                         -----------      ------------      ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................           1,477           (60,235)          (19,186)

Extraordinary gain on extinguishment of debt........................           2,456             5,419              -
                                                                         -----------      ------------      ------------

NET INCOME (LOSS)...................................................           3,933           (54,816)          (19,186)

Preferred stock dividends...........................................          (1,800)           (1,800)              (75)
                                                                         -----------      ------------      ------------

NET INCOME (LOSS) TO COMMON STOCK...................................     $     2,133      $    (56,616)     $    (19,261)
                                                                         ===========      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
    Primary and fully diluted:
      Loss before extraordinary item................................     $      (.03)     $      (7.70)     $      (2.77)
      Extraordinary item............................................             .21               .68              -
                                                                         -----------      ------------      ------------
         NET INCOME (LOSS) PER COMMON SHARE.........................     $       .18      $      (7.02)     $      (2.77)
                                                                         ===========      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             1995             1994              1993
                                                                         -----------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................     $     3,933      $    (54,816)     $    (19,186)
   Adjustments to arrive at net cash provided by
      operating activities:
      Depreciation, depletion and amortization......................          30,726            29,616            23,635
      Loss (gain) on sales of oil and gas properties................         (10,230)           (1,110)            6,894
      Exploration expense...........................................           4,760             1,888             4,720
      Impairment expense............................................           1,822            33,570            10,975
      Extraordinary gain............................................          (2,456)           (5,419)             -
      Other, net....................................................             759             2,909              (150)
   Changes in operating working capital:
      Accounts receivable...........................................            (574)           (2,899)              411
      Other current assets..........................................            (144)             (320)              920
      Accounts payable and accrued liabilities......................           5,760             1,874            (1,939)
   Other operating .................................................          (1,051)            2,454            (1,563)
                                                                         -----------      ------------      ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..................          33,305             7,747            24,717
                                                                         -----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties............................         (15,972)          (28,387)           (4,273)
   Development and exploration expenditures.........................         (27,480)          (20,944)          (18,675)
   Other capital expenditures.......................................            (763)             (558)           (1,219)
   Sales of oil and gas properties..................................          63,488             2,638            35,666
   Other investing..................................................           2,308            (3,683)           (2,488)
                                                                         -----------      ------------      ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........          21,581           (50,934)            9,011
                                                                         -----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings.............................................          50,500            23,000            12,500
   Bank debt repayments.............................................         (73,500)           (1,500)          (60,000)
   Borrowings under bridge credit facility..........................            -               32,078              -
   Repayments under bridge credit facility..........................         (31,128)             (950)             -
   Repayments of other debt.........................................          (1,141)           (8,622)           (4,001)
   Issuance of equity securities....................................            -                2,100            21,348
   Preferred stock dividends........................................          (1,800)           (1,800)              (75)
   Debt and equity issuance costs and other.........................            (294)           (3,382)           (2,161)
                                                                         -----------      ------------      ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........         (57,363)           40,924           (32,389)
                                                                         -----------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS.......................................          (2,477)           (2,263)            1,339
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR............           9,973            12,236            10,897
                                                                         -----------      ------------      ------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR..................     $     7,496      $      9,973      $     12,236
                                                                         ===========      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                    CONVERTIBLE                ADDITIONAL
                                                     PREFERRED     COMMON       PAID-IN       ACCUMULATED
                                                       STOCK        STOCK       CAPITAL         DEFICIT
                                                    -----------   ---------    ----------    -------------

BALANCE, DECEMBER 31, 1992.......................   $     -       $     348    $  195,674    $    (108,799)
   Sale of convertible preferred stock...........             4       -            19,996            -
   Sale of common stock..........................         -               5         1,435            -
   Stock issuance costs..........................         -           -            (1,508)           -
   Dividends on preferred stock ($18.75 per share)        -           -             -                  (75)
   Unearned compensation on restricted
      common stock...............................         -           -             -                -
   Amortization of unearned compensation.........         -           -             -                -
   Issuance of notes receivable from officers....         -           -             -                -
   Sale of Canadian companies....................         -           -             -                -
   Translation adjustment........................         -           -             -                -
   Net loss......................................         -           -             -              (19,186)
                                                    -----------   ---------    ----------    -------------

BALANCE, DECEMBER 31, 1993.......................             4         353       215,597         (128,060)
   Issuance of shares in APPL Consolidation......         -             213        56,017            -
   Sale of common stock..........................         -               8         2,092            -
   Stock issuance costs..........................         -           -              (889)           -
   Dividends on preferred stock ($450.00 per share)       -           -             -               (1,800)
   Amortization of unearned compensation.........         -           -             -                -
   Repayments of notes receivable from officers..         -           -             -                -
   Net loss......................................         -           -             -              (54,816)
                                                    -----------   ---------    ----------    -------------

BALANCE, DECEMBER 31, 1994.......................             4         574       272,817         (184,676)
   Issuance of shares in APPL Consolidation......         -              17         4,309            -
   Reverse stock split costs.....................         -           -               (71)           -
   Cancellation of treasury shares...............         -           -              (342)           -
   Dividends on preferred stock ($450.00 per share)       -           -             -               (1,800)
   Amortization of unearned compensation.........         -           -             -                -
   Repayments of notes receivable from officers..         -           -             -                -
   Net income....................................         -           -             -                3,933
                                                    -----------   ---------    ----------    -------------

BALANCE, DECEMBER 31, 1995.......................   $         4   $     591    $  276,713    $    (182,543)
                                                    ===========   =========    ==========    =============

                                                     FOREIGN                                      NOTES
                                                     CURRENCY                                    RECEIVABLE
                                                    TRANSLATION    TREASURY       UNEARNED         FROM
                                                    ADJUSTMENT      STOCK        COMPENSATION    OFFICERS
                                                    -----------    --------    --------------    ----------

BALANCE, DECEMBER 31, 1992.......................   $    (1,721)   $   (342)   $        -        $   -
   Sale of convertible preferred stock...........         -           -                 -            -
   Sale of common stock..........................         -           -                 -            -
   Stock issuance costs..........................         -           -                 -            -
   Dividends on preferred stock ($18.75 per share)        -           -                 -            -
   Unearned compensation on restricted
      common stock...............................         -           -                (1,007)       -
   Amortization of unearned compensation.........         -           -                    91        -
   Issuance of notes receivable from officers....         -           -                 -              (230)
   Sale of Canadian companies....................         1,754       -                 -            -
   Translation adjustment........................           (33)      -                 -            -
   Net loss......................................         -           -                 -            -
                                                    -----------    --------    --------------    ----------

BALANCE, DECEMBER 31, 1993.......................         -            (342)             (916)         (230)
   Issuance of shares in APPL Consolidation......         -           -                 -             -
   Sale of common stock..........................         -           -                 -             -
   Stock issuance costs..........................         -           -                 -             -
   Dividends on preferred stock ($450.00 per share)       -           -                 -             -
   Amortization of unearned compensation.........         -           -                   391         -
   Repayments of notes receivable from officers..         -           -                 -                88
   Net loss......................................         -           -                 -             -
                                                    -----------    --------    --------------    ----------
BALANCE, DECEMBER 31, 1994.......................         -            (342)             (525)         (142)
   Issuance of shares in APPL Consolidation......         -           -                 -             -
   Reverse stock split costs.....................         -           -                 -             -
   Cancellation of treasury shares...............         -             342             -             -
   Dividends on preferred stock ($450.00 per share)       -           -                 -             -
   Amortization of unearned compensation.........         -           -                   306         -
   Repayments of notes receivable from officers..         -           -                 -                76
   Net income....................................         -           -                 -             -
                                                    -----------    --------    --------------    ----------

BALANCE, DECEMBER 31, 1995.......................   $     -        $  -        $         (219)   $      (66)
                                                    ===========    ========    ==============    ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of American Exploration Company and its majority-owned subsidiaries (collectively referred to as "American" or the "Company"). American is an independent company engaged in exploration, development and production of oil and natural gas. American's oil and gas operations are conducted in the United States with exploration and development activities concentrated onshore in the Gulf Coast region of Texas and Louisiana and offshore in the Gulf of Mexico. In addition to conducting oil and gas operating activities on its own behalf, the Company manages certain producing oil and gas properties through various limited partnerships.

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

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The effect of exchange rate changes on cash was not significant during 1993, the last year during which the Company conducted foreign operations.

PROPERTY, PLANT AND EQUIPMENT

        The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Internal costs related to the acquisition, development and exploration of oil and gas properties are expensed as incurred. Interest is capitalized on qualifying assets, primarily unproved and unevaluated properties.

        Depletion of the cost of producing oil and gas properties is computed on the unit-of-production method. The Company also accrues for platform abandonment costs related to its offshore platform facilities on the unit-of-production method. The Company anticipates total abandonment costs to be approximately $8.5 million. As of December 31, 1995, the Company had accrued $6.1 million, which is included in accumulated depreciation, depletion and amortization ("DD&A"). Unproved properties are assessed periodically, and any impairment in value is recognized currently as impairment expense. In 1995, the Company recorded a $1.8 million impairment of an unproved property on which no further exploration is planned.

        Effective March 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the

provisions of the new statement, if the net book value of an individual proved oil or gas field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and the fair value. The fair value used to calculate the impairment for an individual field is equal to the present value of its future net cash flows. In 1994, American recorded a noncash impairment charge of $25.0 million when the Company changed its impairment policy to one consistent with that required by SFAS No. 121. Previously, the Company's impairment policy was to recognize an impairment of proved oil and gas property costs if, on a company-wide basis, those costs exceeded the undiscounted after-tax future net cash flows from proved reserves.

        Property, plant and equipment other than oil and gas properties are depreciated by the straight-line method at rates based on the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized.

INVESTMENT PROGRAMS

        The Company manages various investment programs which were formed to acquire interests in producing oil and gas properties. The Company charges each investment program fees for reimbursement of expenses incurred in managing the program's operations and certain fees for services provided by technical employees of the Company. Such fees are recorded as reductions to general and administrative expense. (See Notes 11 and 18.)

FINANCIAL INSTRUMENTS

        The Company periodically enters into commodity price swap agreements in order to hedge against volatility in oil and gas prices. Gains or losses on these transactions are reported as a component of oil and gas sales in the period during which the related production occurs. (See Note 13.)

GAS BALANCING

        The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. At December 31, 1995 and 1994, the Company had recorded a liability of $3.6 million and $3.7 million, respectively, for properties having insufficient reserves from which to recover the gas imbalance.

FOREIGN CURRENCY TRANSLATION

        The results of operations attributable to the Company's Canadian operations, which were sold in mid-1993, were measured using the local currency as the functional currency. The adjustments resulting from the translation of the assets and liabilities and income statement accounts of the Canadian operations were accumulated in the foreign currency translation adjustment component of stockholders' equity. In conjunction with the sales of the Company's Canadian operations, the Company wrote off the foreign currency translation adjustment balance of approximately $1.8 million to loss on sales of oil and gas properties. (See Note 4.) The U.S. dollar was the functional currency for the Company's other foreign operations. Foreign currency transaction gains and losses were recognized currently in other income and were not material for 1993. The Company had no foreign operational activity during 1994 or 1995.

INCOME TAXES

         The income tax provision (benefit) reflects income taxes currently payable and income taxes deferred due to temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The adoption of SFAS No. 109, "Accounting for Income Taxes", effective January 1, 1993, did not have a material impact on the Company's financial position or results of operations. (See Note 12.)

NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share has been computed by dividing net income or loss, after reductions for certain preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents include the average shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect in the respective periods. Any assumed exercises of stock options or warrants were antidilutive for all three years presented. In addition, any assumed conversion of convertible preferred stock was antidilutive for 1995 and 1994. The weighted average shares used in the primary earnings per share calculations were 11,811,500 in 1995, 8,060,800 in 1994 and 6,961,600 in
1993. Weighted average shares for prior periods have been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock. (See
Note 2.)


(2)   REVERSE STOCK SPLIT

        In June 1995, American's stockholders approved an amendment to the Company's Restated Certificate of Incorporation which effected a one-for-ten reverse split of its common stock (the "Reverse Stock Split") and also reduced the number of authorized shares of common stock from 200,000,000 to 50,000,000. As a result of the Reverse Stock Split, the number of outstanding shares of common stock was reduced to approximately 11.8 million shares outstanding from approximately 118.1 million shares outstanding immediately prior to the Reverse Stock Split. In addition, approximately $5.3 million was reclassified on the consolidated balance sheet from common stock to additional paid-in capital. The remaining shares of treasury stock held by American prior to the Reverse Stock Split were cancelled. The stockholders' equity accounts on the accompanying balance sheets have been restated to give retroactive recognition to the Reverse Stock Split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated throughout this report.


(3)   APPL CONSOLIDATION

        During the period 1983-1990, American obtained long-term funding for many of its oil and gas property acquisitions through a series of investment programs formed primarily with institutional investors ("APPL Programs"). As of December 31, 1993, institutional investors had committed $507.7 million to these programs, while the Company had committed $54.7 million. The APPL Programs consisted primarily of limited partnerships ("APPL Partnerships") in which the Company acted as general partner and the institutions invested as limited partners. To meet the needs of tax-exempt investors, the Company also formed programs structured as secured debt financings ("APPL Debt Programs") and programs which invested in net profits interests.

        During 1994 and 1995, the Company purchased limited partners' interests in the APPL Partnerships and net profits interests and debt interests in the APPL Debt Programs (the "APPL Consolidation"). The consideration paid for the acquisition of the APPL interests in 1994 was a combination of $31.1 million in cash and 4.3 million shares of the Company's common stock. In connection with the transaction, $13.6 million in nonrecourse debt was eliminated, resulting in an extraordinary gain totaling $5.4 million. In 1995, the Company repurchased the remaining investors' interests in the APPL Programs for a combination of $2.3 million in cash and the issuance of 346,000 shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt outstanding at year-end 1994. The elimination of the APPL debt in 1995 resulted in an extraordinary gain of $2.5 million. No income tax expense has been recognized on the extraordinary gains.

        In May 1995, New York Life Insurance Company ("New York Life") transferred certain of its limited partner's interests not acquired in the APPL Consolidation to ANCON Partnership Ltd. ("ANCON"). The Company acquired a 20% interest in these properties for approximately $6.7 million in cash. (See Note 11.)

        The Company financed the cash portion of the APPL Consolidation primarily through a $40.0 million nonrecourse secured credit facility ("bridge facility") extended by New York Life. In February 1995, the Company refinanced the amount outstanding on the bridge facility using excess borrowing capacity under its bank credit facility. (See Note 7.)

(4)   DIVESTITURES

      The Company received cash proceeds, net of post-closing adjustments, of $63.5 million, $2.6 million and $35.7 million from the sales of oil and gas properties in 1995, 1994 and 1993, respectively, resulting in gains of $10.2 million in 1995 and $1.1 million in 1994 and a loss of $6.9 million in 1993. Property sales in 1995 related primarily to the sale of the Sawyer Field and sales in 1994 related to the divestiture of low-value properties. The 1993 sales related primarily to the Company's divestiture of its Canadian operations and the sale of a partial interest in the Henderson Canyon Field.

         In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of $64.0 million. As part of the sale, the Company also sold its interest in the field that was acquired through the APPL Consolidation in early 1995. (See Note 3.) American's share of the net proceeds from the sale was applied to eliminate $62.5 million of the Company's outstanding bank debt. The Company recorded a gain on the sale of the Sawyer Field of approximately $10.6 million in 1995. Sales of various other fields in 1995 resulted in a net loss of approximately $400,000.

        In March 1993, American sold approximately 40% of its interest in the Henderson Canyon Field to several of the Company's investment programs for proceeds of approximately $8.7 million. In June and July 1993, the Company sold its Canadian foothill properties (while retaining a 4% overriding royalty interest in these properties) and also sold its 90% equity interest in Canadian Conquest Exploration, Inc. and its wholly owned subsidiary, Conquest Ventures Canada, Inc., for aggregate proceeds of $26.1 million. The Company recognized losses totaling $4.0 million on the sales of the Canadian assets. In conjunction with the sales of the Canadian subsidiaries, the Company also recognized a $1.8 million loss related to the elimination of the foreign currency translation adjustment balance which was previously recorded as a component of stockholders' equity. The remaining $1.1 million loss on sales of oil and gas properties for 1993 related to the sale of minor properties sold at auction in July 1993.

(5)   PRO FORMA INFORMATION (UNAUDITED)

         The following pro forma summary of consolidated results of operations for the years ended December 31, 1995 and 1994 gives effect to the sale of the Sawyer Field and the APPL Consolidation as if these transactions had occurred as of January 1, 1994. The pro forma data also reflects the impact of the 1995 sales of interests in several other fields for proceeds of approximately $2.5 million. The pro forma data does not reflect the nonrecurring gain of approximately $10.6 million on the sale of the Sawyer Field.

        As a result of the APPL Consolidation in 1994 and 1995, American acquired significant additional interests in the Sawyer Field, increasing its working interest ownership from approximately 12.5% at the beginning of 1994 to approximately 65% at the date of the sale. Therefore, the pro forma data reflects the sale of the 65% interest in the Sawyer Field, after giving effect to the APPL Consolidation.

(In thousands except per share amounts)                                                     YEAR ENDED DECEMBER 31,
                                                                                       ----------------------------------
                                                                                            1995                  1994
                                                                                       -------------        -------------

Pro forma revenues.................................................................    $      62,090        $     63,234

Pro forma loss before extraordinary item...........................................           (8,672)            (53,480)

Pro forma net loss to common stock.................................................          (10,472)            (44,688)

Pro forma net loss per common share:
    Primary and fully diluted:
      Loss before extraordinary item...............................................    $       (0.89)       $      (4.71)
      Net loss.....................................................................            (0.89)              (3.81)

Weighted average shares outstanding:
    Primary and fully diluted......................................................           11,811              11,726


        The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had these transactions occurred as of January 1, 1994.


(6)   NYLOG PROGRAMS

        From 1985 until early 1992, subsidiaries of the Company and New York Life formed a series of publicly registered limited partnerships, the New York Life Oil & Gas Producing Properties Programs ("NYLOG Programs"). The NYLOG Programs invest in the acquisition and further development of producing oil and gas properties acquired by the Company. A total of $229.1 million has been invested by the limited partners in these programs since inception. (See Note 11.)

        New York Life and the Company, in their capacity as co-general partners, each pay 5% of property acquisition costs of the NYLOG Programs, and each receives 7.5% of net revenues until payout. Payout occurs when the limited partners receive distributions equal to their initial investment. After payout, the Company's and New York Life's interests in capital costs and net revenues each increase to 12.5%. As of December 31, 1995, two of the NYLOG Programs had reached payout. For the other NYLOG Programs, it is difficult to predict when or if payout will occur due to the uncertainty of future energy prices, oil and gas production, and operating and administrative costs.

        Reference is made to Note 18 for a discussion of certain litigation against the co-general partners and the proposed liquidation of the NYLOG Programs.

(7)   DEBT

        The following table details the components of the Company's debt (in thousands):

                                                                                     DECEMBER 31,
                                                                         ---------------------------------
                                                                              1995                1994
                                                                              ----                ----

               Bank credit agreement...................................   $      5,000         $    28,000
               11% senior subordinated notes...........................         35,000              35,000
               Note payable to related party...........................          -                  31,128
               APPL Debt promissory notes..............................          -                   6,582
                                                                          ------------         -----------

                  Total long-term debt.................................   $     40,000         $   100,710
                                                                          ============         ===========

BANK DEBT

        In December 1994, the Company entered into a new long-term revolving bank credit agreement which replaced the bank credit agreement previously in effect. The borrowing base, or amount available, under the new bank credit facility is currently $40.0 million. The reduction of the borrowing base from $65.0 million at year-end 1994 reflects the decrease in the value of the Company's oil and gas properties due to the sale of the Sawyer Field. Outstanding borrowings of $5.0 million under the facility at December 31, 1995 were classified as long-term debt. The Company also had $1.2 million in letters of credit outstanding at December 31, 1995 which are collateralized by the Company's borrowing base. The borrowing base under this facility is scheduled to be redetermined semiannually every March and September. Management expects that the borrowing base will be increased to give effect to the acquisition of certain interests in the Gulf of Mexico in March 1996. (See Note 18.)

         The borrowings under this facility during 1995 were used to refinance the $31.1 million balance outstanding under the bridge facility and to fund capital projects. In July 1995, American repaid $62.5 million of outstanding bank debt using proceeds from the sale of the Company's interest in the Sawyer Field.

         Borrowings under this facility are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at
(i) LIBOR plus 1.50% or 1.75% or (ii) the higher of (a) the prime rate plus 0.50% or 0.75% or (b) the federal funds rate plus 1.00% or 1.25%. If the total amounts outstanding are less than or equal to 60% of the borrowing base, the lower margins are added to the respective interest rates and vice versa. The weighted average interest on the Company's bank debt outstanding at December 31, 1995 was 8.2%. During 1995, the Company paid, on a quarterly basis, a 0.50% annual commitment fee on the difference between the aggregate commitment of $90.0 million and the daily average amount outstanding under this facility, including letters of credit. In January 1996, the Company renegotiated the annual commitment fee to be 0.50% of the difference between the availability limit of $40.0 million and the average amount outstanding, including letters of credit. Principal on the remaining long-term portion of the facility is scheduled to be repaid over ten quarterly installments commencing September 30, 1997. Interest is payable quarterly or upon maturity of the borrowing, if shorter, in the case of Eurodollar loans and monthly in the case of prime rate or federal funds rate loans.


11% SENIOR SUBORDINATED NOTES

        In December 1991, the Company privately placed $35.0 million in senior subordinated notes and immediately exercisable detachable warrants with three institutional investors. The notes bear interest at 11% payable semiannually every June and December. The Company is required to begin repaying principal with annual installments of $5.6 million in December 1997. The final principal payment of $12.6 million is payable in December 2001. The warrants grant the holders the right to purchase approximately 1.2 million shares, as adjusted for issuances of stock and warrants subsequent to 1991, of the Company's common stock at an exercise price of $22.37 per share, subject to adjustment. In addition, each holder of the warrants has the option to tender the notes in lieu of cash as consideration for the exercise price.

NOTE PAYABLE TO RELATED PARTY

        In April 1994, New York Life extended to the Company a $40.0 million bridge facility to provide bridge financing for the APPL Consolidation. In February 1995, the Company used excess borrowing capacity under the bank credit facility to refinance the $31.1 million balance outstanding under the bridge facility.

APPL DEBT PROMISSORY NOTES

        During 1987 and 1988, wholly owned subsidiaries of the Company financed 90% of the cost of certain property acquisitions by selling promissory notes and production payments to the investors in the APPL Debt Programs. The Company eliminated $6.6 million of the APPL debt in 1995 and $13.6 million of the APPL debt in 1994. The elimination of the APPL debt through the APPL Consolidation resulted in an extraordinary gain on extinguishment of debt of $2.5 million in 1995 and $5.4 million in 1994. No income tax expense has been recognized on the extraordinary gains. (See Note 3.)

FEES RELATED TO DEBT INSTRUMENTS

        The Company incurs fees related to existing and new credit facilities which are reported as other expense. During 1995, 1994 and 1993, these fees totaled $951,000, $2.3 million and $739,000, respectively. Fees paid in 1994 included $2.1 million incurred in connection with the new bank credit agreement and the bridge facility.

DEBT COVENANTS

        The bank credit agreement and the 11% senior subordinated notes require the Company to comply with certain covenants including, but not limited to, restrictions on indebtedness, investments, payment of dividends and lease commitments. Cash dividends are prohibited on the Company's common stock, and preferred dividends are limited to the lesser of 10% of the preferred stock offering proceeds or $7.5 million in any one year. These agreements also include net worth covenants which were amended effective July 1994 in conjunction with the issuance of American common stock related to the APPL Consolidation. At December 31, 1995, the Company's calculated net worth requirement was $64.6 million and the Company's stockholders' equity was $94.5 million. In addition, these agreements contain cross-default provisions.

ANNUAL MATURITIES

        Based on the amounts outstanding at December 31, 1995, the aggregate maturities of debt for the next five years are as follows: 1996 - $-0-; 1997 - $6.6 million; 1998 - $7.6 million; 1999 - $7.6 million and 2000 - $5.6 million.


(8)   PREFERRED STOCK

        The Company has authorized 100,000 shares of preferred stock, par value $1.00 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. At December 31, 1995, American had 4,000 shares of convertible preferred stock outstanding and an additional 85,000 shares of preferred stock reserved under the Company's Stockholder Rights Plan.

CONVERTIBLE PREFERRED STOCK

        In December 1993, the Company privately placed 800,000 depositary shares, each representing a 1/200 interest in a share of $450 Cumulative Convertible Preferred Stock, Series C (the "Convertible Preferred Stock"). The Convertible Preferred Stock has a stated value of $5,000 per share, with dividends payable quarterly at the annual rate of $450 per share. The Convertible Preferred Stock is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price of $15.00 per share, subject to adjustment in certain circumstances. Beginning December 31, 1997, the Convertible Preferred Stock will be redeemable at the option of the Company, in whole or in part, at any time. The initial redemption price is $5,270 per share, declining ratably on December 31 of each year to a redemption price of $5,000 per share on and after December 31, 2003, plus accrued and unpaid dividends.
                                      F-13

        The Convertible Preferred Stock has a special conversion right that becomes effective upon the occurrence of certain types of significant transactions affecting ownership or control of the Company. If the special conversion right becomes effective, the then-prevailing conversion price would be reduced to the market value of the common stock, not to be reduced below a minimum conversion price of $11.25 per share of common stock.

STOCKHOLDER RIGHTS PLAN

        In September 1993, the Board of Directors of the Company declared a distribution of one right ("Right") for each outstanding share of common stock to stockholders of record at the close of business on October 8, 1993 and for each share of common stock issued by the Company thereafter and prior to the "Distribution Date", as defined. Each Right entitles the registered holder to purchase one one-thousandth of a share (a "Unit") of Series B Preferred Stock at a price of $7.50 per Unit, subject to adjustment.

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

        The Rights may be redeemed in whole by American at $0.10 per Right any time until the tenth business day following public announcement that a person or group, other than those persons that acquired common stock through the APPL Consolidation, has acquired, obtained the right to acquire or otherwise obtained beneficial ownership of 15% or more of the Company's outstanding common stock.


(9)   COMMON STOCK

        The Company has authorized 50,000,000 shares of common stock, of which 11,812,483 shares were issued and outstanding at December 31, 1995. A schedule of the changes in the Company's common stock is provided below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                          1995               1994                1993
                                                                      -------------      -------------      -------------

Outstanding shares at beginning of year.........................       11,468,313          7,051,350           6,941,723
Issuance of shares in APPL Consolidation (see Note 3)...........          346,094          4,266,963             -
Issuance of shares in private offering..........................          -                  150,000             -
Issuance of shares to key officers..............................          -                  -                   109,588
Other issuances (retirements)...................................           (1,924)           -                        39
                                                                    -------------      -------------      --------------

   Outstanding shares at end of year............................       11,812,483         11,468,313           7,051,350
                                                                    =============      =============      ==============

        At the Company's annual meeting held in June 1995, American obtained stockholder approval to effect the Reverse Stock Split and to decrease the number of authorized shares of common stock from 200,000,000 shares to 50,000,000 shares. (See Note 2.)

        At December 31, 1995, the Company had outstanding two series of warrants to purchase common stock. The first series of warrants, issued in conjunction with the private placement of 11% senior subordinated notes in 1991, expires in 2001 (the "2001 Warrants"). At year-end 1995, the 2001 Warrants were exercisable at a price of $22.37 per share and are callable by the Company beginning in December 1996, but only in the event that the Company's common stock has traded at a specified price above the exercise price for a specified period.

        The second series of warrants, which expire in 1999, was issued to an institutional investor in conjunction with the 1992 recapitalization of a Canadian subsidiary (the "1999 Warrants"). At year-end 1995, the 1999 Warrants were exercisable at a price of $22.95 per share and are callable by the Company at the current exercise price per warrant, but only in the event that the Company's common stock has traded at a specified price above the current exercise price for a specified period.

        Both the 2001 Warrants and the 1999 Warrants contain provisions which would adjust the exercise price and number of warrants under certain circumstances, most of which have a dilutive effect on equity.

        Shares of common stock reserved for future issuance as of December 31, 1995 were as follows:

             Exercise of stock options....................................................          1,384,443
             Exercise of 2001 Warrants....................................................          1,166,740
             Exercise of 1999 Warrants....................................................            313,726
             Conversion of Convertible Preferred Stock....................................          1,333,333
             Special conversion rights of Convertible Preferred Stock.....................            444,444
                                                                                               --------------

                Total shares reserved.....................................................          4,642,686
                                                                                               ==============


(10)   EMPLOYEE BENEFIT PLANS

STOCK COMPENSATION PLANS

        The American Exploration Company Stock Compensation Plan established in 1983 (the "1983 Plan") provides for the issuance of up to 500,000 shares of the Company's common stock. The 1983 Plan also authorizes the issuance of stock appreciation rights in conjunction with stock options and the granting of restricted common stock and performance shares. In 1993, the executive officers of the Company purchased 79,725 shares of restricted common stock for $.50 per share. The difference between the aggregate fair market value of the restricted shares purchased and the purchase price was considered unearned compensation at the time of grant, and compensation is being earned ratably over the vesting period at 33 1/3% per year commencing with the first anniversary of grant. In 1995 and 1994, $306,000 and $391,000 of restricted stock compensation expense was recognized. During the three-year reporting period, no other restricted common stock was issued nor were any stock appreciation rights or performance shares granted under the 1983 Plan.

        In November 1994, the Board of Directors adopted the 1994 American Exploration Company Stock Compensation Plan (the "1994 Plan"), which was approved by American's stockholders in June 1995. Under the 1994 Plan, 900,000 shares of the Company's common stock are available for the granting of stock options, restricted common stock and performance shares. In addition, performance units may be awarded and stock appreciation rights may be issued in conjunction with the stock options.

        The exercise price, term and other conditions applicable to each option granted under the 1983 Plan and the 1994 Plan are determined at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the stock's fair market value on the date of grant. The purchase price of the shares as to which an option is exercised is payable in cash, the Company's common stock or a combination of cash and stock.

        In conjunction with the acquisition of Hershey Oil Corporation ("Hershey") in 1990, the Company assumed the obligation for the stock options outstanding under the Hershey plans at the acquisition date. At December 31, 1995, there were 37,295 options outstanding under the amended and restated Hershey plans.

    Detailed information on stock option transactions is provided below:

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1995               1994                1993
                                                                    -------------      -------------      -----------


Options outstanding at beginning of year........................          289,653            374,258             562,458
Options granted.................................................          593,321            -                     1,020
Options terminated..............................................          (99,108)           (84,605)           (189,200)
Options exercised...............................................              (20)           -                       (20)
                                                                    -------------      -------------      --------------
Options outstanding at end of year..............................          783,846            289,653             374,258
                                                                    =============      =============      ==============

Options exercisable at end of year..............................          361,633            242,466             271,190
                                                                    =============      =============      ==============

Option price range:
   Options granted..............................................    $  8.75-15.00      $     -            $  12.50-14.38
   Options terminated...........................................      12.50-47.50        18.13-50.00         18.13-50.00
   Options exercised............................................        8.75                 -               12.50-14.38
   Options outstanding at end of year...........................      11.87-40.00        13.13-47.50         13.13-50.00

PHANTOM STOCK PLAN

        In September 1993, the Board of Directors of the Company adopted the Phantom Stock Plan. The purpose of the Phantom Stock Plan is to provide a further means of motivating and retaining key employees of the Company by providing rewards for past performance and incentives for future service. These rewards had previously included restricted units and option units; however, in 1995, all participants exercised their right to convert outstanding option units to stock options under the 1994 Plan.

      In 1993, the executive officers of the Company purchased 29,863 shares of common stock, purchased 79,725 shares of restricted common stock under the 1983 Plan and were awarded 159,450 option units under the Phantom Stock Plan. The remaining key employees were granted 650 restricted units and 1,300 option units in 1995, 5,650 restricted units and 11,300 option units in 1994, and 33,791 restricted units and 67,581 option units in 1993. In each case, the price for the option units equaled the fair market value of the Company's common stock on the date of the awards. The grant price for the restricted units to the remaining key employees was below market value.

      The restricted units awarded vest at 33 1/3% per year commencing with the first anniversary of grant. Upon vesting, a participant receives a cash payment for the difference between the grant price for the restricted units and the then-market value of the common stock. Such cash payments totaled $44,000 and $24,000 for 1995 and 1994, respectively. Under the Phantom Stock Plan, participants do not receive shares of the Company's common stock. The Company recognizes compensation expense ratably over the vesting period of the restricted units for the difference between the grant price and the then-market value of the common stock. Such expense totaled $59,000, $22,000 and $25,000 in 1995, 1994 and 1993, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

        The employee stock ownership plan was a noncontributory plan to acquire shares of the Company's common stock for the benefit of all employees. At the discretion of the Compensation Committee of the Board of Directors, there have been no Company contributions to the plan since 1992. In September 1994, the Board of Directors voted to terminate the plan. A favorable ruling on the plan's termination was received from the Internal Revenue Service in November 1995, and distributions to the plan's participants were made in February 1996.

(11)   RELATED-PARTY TRANSACTIONS

NOTES RECEIVABLE FROM OFFICERS

        At December 31, 1995, the Company held $66,000 of notes receivable from executive officers of the Company. The Company provided loans to the executive officers to purchase a portion of the common stock issued in September 1993 in conjunction with the Phantom Stock Plan. The notes bear interest at 3.9% and are payable in equal installments through October 1996.

NEW YORK LIFE

         As of December 31, 1995, New York Life was the second largest stockholder of the Company, owning approximately 9.6% of its voting stock. Since 1983, New York Life had been a substantial investor in each of the Company's APPL Programs, providing 35% of the amount committed by co-investors. New York Life made no investments in the APPL Programs during the past three years. In conjunction with the APPL Consolidation, New York Life sold certain of its APPL Program interests to the Company and transferred its remaining interests to ANCON. (See Note 3.)

         During the period 1985-1992, the Company and a subsidiary of New York Life, as co-general partners, formed the NYLOG Programs, which were sold to the public by New York Life agents and independent broker-dealers. New York Life contributed $29,000, $74,000 and $1.3 million for development and acquisition activity by the NYLOG Programs for the years ended December 31, 1995, 1994 and 1993, respectively. (See Notes 6 and 18.)

        In December 1993, American and a subsidiary of New York Life established ANCON, a new partnership formed to consolidate New York Life's other oil and gas holdings. New York Life contributed net assets to the partnership totaling $56.7 million in 1995, consisting primarily of its remaining APPL Program interests, and $9.6 million in 1993. American acquired a 20% interest in these net assets for cash consideration of $6.7 million in 1995 and $1.5 million in 1993. No properties were contributed to the partnership in 1994. Capital contributions by New York Life to ANCON for development activity totaled $813,000 in 1994. No capital contributions were made for development activity in 1995.

        In April 1994, New York Life extended to the Company a $40.0 million bridge facility. (See Note 7.) American paid interest, commitment and financing fees on this facility totaling $1.6 million in 1994. At December 31, 1994, the Company had $31.1 million outstanding under this facility. In February 1995, the Company refinanced this amount using excess borrowing capacity under its bank credit facility.

INVESTMENT PROGRAMS

          The Company is the operator of certain properties owned by the NYLOG Programs, ANCON and joint ventures and, accordingly, charges technical fees to these entities and third party joint interest owners. The Company is also reimbursed for costs incurred in managing the operations of the NYLOG Programs and ANCON. Administrative and technical fees charged by the Company to the investment programs and ANCON totaled $3.9 million, $7.6 million and $8.2 million for 1995, 1994 and 1993, respectively. These fees also include amounts related to the APPL Programs which were consolidated into American's operations during 1994 and early 1995.

OTHER TRANSACTIONS

        Legal fees incurred for services by a law firm in which a partner was a director of the Company until June 1995 totaled $285,000, $377,000 and $243,000 in 1995, 1994 and 1993, respectively.

(12)   INCOME TAXES

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

        The Company reported income before income taxes and extraordinary items totaling $1.4 million in 1995, which related entirely to domestic operations. The Company's income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 is detailed below (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                      1995              1994             1993
                                                                   ----------       -----------       ----------
        Current:
           Federal.............................................    $       58       $     -           $      150
           State...............................................           (18)               39              476
                                                                   ----------       -----------       ----------
                                                                           40                39              626
                                                                   -----------       ----------       -----------
        Deferred:
           Federal.............................................         -                 -                 -
           State...............................................          (161)             (494)            (121)
                                                                   ----------       -----------       ----------
                                                                         (161)             (494)            (121)
                                                                   -----------       ----------       ------------

              Total............................................    $     (121)      $      (455)      $      505
                                                                   ==========       ===========       ==========

        The difference between the provision (benefit) for income taxes and the amount which would be determined by applying the statutory federal income tax rate to income (loss) before income taxes and extraordinary items for the years ended December 31, 1995, 1994 and 1993 is analyzed below (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      1995              1994             1993
                                                                   ----------       -----------       ---------

        Income (loss) before income taxes
           and extraordinary item..............................    $    1,356       $   (60,690)      $  (18,674)
                                                                   ==========       ===========       ==========
        Income tax provision (benefit)
           at the statutory rate...............................    $      475       $   (21,242)      $   (6,536)
        Change in valuation allowance..........................           (75)           22,203           (1,133)
        Federal alternative minimum tax........................            58             -                  150
        State income tax.......................................           (18)               39              476
        Other..................................................          (561)           (1,455)           7,548
                                                                   ----------       -----------       ----------
              Income tax provision (benefit)...................    $     (121)      $      (455)      $      505
                                                                   ==========       ===========       ==========

        The Company's deferred income tax liability at December 31, 1995 and 1994 is comprised of the tax benefit (cost) associated with the following items (in thousands):

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1995             1994
                                                                                    -----------       ----------
        Deferred tax asset:
           Net operating loss carryforwards.....................................    $    95,869       $   95,732
           State income tax.....................................................          2,790            3,203
           Investment tax credit carryforwards..................................          1,873            1,873
           Minimum tax carryforwards............................................            559              479
                                                                                    -----------       ----------
              Gross deferred tax asset..........................................        101,091          101,287

        Valuation allowance.....................................................        (93,146)         (93,221)
                                                                                    -----------       ----------
                                                                                          7,945            8,066
                                                                                    -----------       ----------
        Deferred tax liability:
           Acquisition, exploration and development costs.......................         (7,945)          (8,066)
           State income tax.....................................................           (175)            (336)
                                                                                    -----------       ----------
              Gross deferred tax liability......................................         (8,120)          (8,402)
                                                                                    -----------       ----------

        Net deferred tax liability..............................................    $      (175)      $     (336)
                                                                                    ===========       ==========

         As of December 31, 1995, the Company had cumulative net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $274.0 million. Unless utilized, approximately 42% of this amount will expire in the next five years. Included in the total NOL's are approximately $71.5 million which arose through an acquisition completed in 1987, and $143.7 million which arose through the acquisition of Conquest Exploration Company in 1991. These acquired NOL's may be used to offset the respective subsidiaries' taxable income subject to individual annual and cumulative limits. In addition to the individual limitations, changes in the Company's ownership have resulted in an overall limitation on the amount of benefit to be realized from the NOL's in the amount of approximately $13.7 million annually. Any unused portion of the benefit is carried forward. For 1995, the cumulative limit for utilization of available NOL's is $76.3 million. The Company's $2.8 million state tax deferred asset is primarily the result of separate company NOL's in individual states. The Company also has investment tax credit carryforwards of approximately $1.9 million, which expire in the amount of approximately $11,000 annually through 1998 and will be fully expired by 2001. The Company has an alternative minimum tax credit carryforward of approximately $559,000 which does not expire and is available to offset regular income taxes in future years, but only to the extent that regular income taxes exceed the alternative minimum tax in such years.

        The deferred tax asset valuation allowance of $93.1 million reflects the amounts for which utilization of the asset is not assured due to the expiration of NOL's and the effects of future drilling costs.

(13)   FINANCIAL INSTRUMENTS

DERIVATIVES

        The Company's derivative financial instruments are used solely to manage the risk associated with fluctuations in oil and gas prices. The following table details the commodity price swap agreements in effect at December 31, 1995:

                                                                                 AVERAGE
 PRODUCT                     CONTRACT PERIOD              DAILY PRODUCTION      FIXED PRICE  MARKET PRICE REFERENCE
- --------     ------------------------------------------- --------------------- ------------- -----------------------
 Gas         January 1996    -   April 1996                10,000 MMbtu        $     1.84       Houston Ship Channel
 Gas         January 1996    -   April 1996                 5,000 MMbtu              1.88       Henry Hub
 Gas         January 1996    -   May 1996                  20,000 MMbtu              1.85       Houston Ship Channel
 Gas         January 1996    -   May 1996                  10,000 MMbtu              1.88       Henry Hub

 Oil         January 1996    -   June 1996                2,000 barrels        $    17.50       NYMEX WTI
 Oil         January 1996    -   December 1996            1,000 barrels             17.00       NYMEX WTI

With regard to the production hedged under the commodity price swap agreements, if the market price is above the fixed price, the Company will pay to the counterparty the difference between the fixed price and the market price; and if the market price is below the fixed price, the Company will receive that difference from the counterparty. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreements. However, the Company anticipates that the counterparty will be able to fully satisfy its obligation under the agreements.

         During January 1996, the Company eliminated the effect of certain of its Henry Hub gas price swap agreements by entering into offsetting positions covering 10,000 MMbtu per day for the period from February 1996 to May 1996.

        Subsequent to December 31, 1995, the Company entered into several additional commodity price swap agreements:

                                                                                   AVERAGE
 PRODUCT                CONTRACT PERIOD                     DAILY PRODUCTION      FIXED PRICE   MARKET PRICE REFERENCE
- --------     ------------------------------------------------------------------ --------------------------------------

 Gas         June 1996       -   May 1997                  20,000 MMbtu            $  1.86     Houston Ship Channel
 Gas         June 1996       -   May 1997                   2,000 MMbtu               2.13      Henry Hub

 Oil         April 1996      -   March 1997                 400 barrels            $ 18.22      NYMEX WTI
 Oil         July  1996      -   December 1996            2,000 barrels              17.80      NYMEX WTI

         Additionally, the Company purchased put options for 2,000 MMbtu per day of gas with an average floor price of $1.90 per MMbtu (based on the Tennesee Gas Pipeline Co., Louisiana and Offshore reference price) for the period from April 1996 through April 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1995 (in thousands):

                                                                              CARRYING            FAIR
                                                                                VALUE             VALUE

                 Long-term debt (a)......................................    $  (40,000)       $  (40,000)
                 Commodity price swap agreements (b).....................          (700)           (2,600)

         (a) Fair value equals carrying value for the Company's long-term debt.

         (b) The carrying value represents a liability recorded in December 1995 to recognize the loss of correlation between actual cash prices and the prices under the swap agreements at the Henry Hub market reference price. The fair value of the swap agreements represents the estimated amount the Company would pay to terminate all of the agreements at December 31, 1995, based on the closing prices for NYMEX futures contracts on the last trading date in December. Management believes that the Company's risk of loss on the price swap agreements due to inflated market reference prices in 1996 will be mitigated by the receipt of actual cash prices in excess of the fixed price under the swap agreements.

        The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these instruments.


(14)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

        The Company has operating leases, primarily for office space, which expire over the next six years. These operating leases frequently include renewal options at the then-fair rental value and require that the Company pay a pro rata share of executory costs (including taxes, maintenance and utility expenses) incurred by the landlord. Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of December 31, 1995 are as follows (in thousands):

                 1996.....................................................................     $    2,396
                 1997.....................................................................          2,371
                 1998.....................................................................          2,740
                 1999.....................................................................          2,737
                 2000.....................................................................          2,737
                 Thereafter...............................................................          1,762
                                                                                               ----------

                    Total minimum lease payments..........................................     $   14,743
                                                                                               ==========


        The Company had no minimum rentals under noncancelable subleases as of December 31, 1995. Rent expense totaled $2.7 million, $3.9 million and $4.6 million in 1995, 1994 and 1993, respectively, which includes the Company's share of executory costs associated with its office leases. Sublease rentals received during the past three years were not material.

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

        At December 31, 1995, the Company had remaining capital commitments to the NYLOG Programs of $59,000. Under the terms of the NYLOG Programs' partnership agreements, the Company is also obligated to repurchase certain units of limited partner interests in the NYLOG Programs. These annual repurchase commitments are based on formulas contained in the underlying partnership agreements and totaled approximately $250,000 as of December 31, 1995. Reference is made to Note 18 for a discussion of the proposed liquidation of the NYLOG Programs. If the proposed liquidation of the NYLOG Programs is approved, the Company would no longer be obligated to repurchase the NYLOG units of limited partner interests.

        In addition, the Company has a commitment to purchase a 1% interest in any properties transferred to ANCON by New York Life.

CONCENTRATION OF RISKS

        American's revenues are derived principally from uncollateralized sales of the Company's oil and gas production to customers in the oil and gas industry. Market prices for oil and gas may fluctuate; accordingly, decreases in market prices could adversely affect American's net operating revenues and cash flows from operating activities. In addition, the concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables.

         In the year ended December 31, 1995, sales to Enron Corp. and certain subsidiaries of KN Energy, Inc. accounted for approximately 19% and 10%, respectively, of the Company's oil and gas revenues. Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations.

LEGAL PROCEEDINGS

        In addition to certain legal proceedings arising in the ordinary course of its oil and gas business, the Company is involved in the following matters.

      BOWDOIN FIELD, PHILLIPS AND VALLEY COUNTIES, MONTANA. In February 1995, two Company affiliates were served with a lawsuit filed by KN Gas Supply Services, Inc. ("KNGSS") in Federal District Court in Denver, Colorado, requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field to market levels from October 1, 1993 forward. KNGSS also requested declaratory judgment that it has a right to relief from the contract price due to regulatory changes, which it alleges renders the contract commercially impracticable, and that Federal Energy Regulatory Commission Order No. 636 is a condition subsequent which excuses performance under the contract. KNGSS alleges that it has overpaid the Company's affiliates and seeks a refund of approximately $2.8 million for the period through September 1995. Although the Company cannot predict the outcome of this proceeding, American will vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

         In April 1995, the Company's affiliates filed counterclaims against KNGSS in the lawsuit described above alleging that KNGSS failed to take and pay for certain minimum volumes of gas, failed to pay for certain volumes of gas taken, failed to schedule nominations and recorded improper deductions for fuel and other losses. The Company has dismissed all of its counterclaims, except for the claim alleging the improper deductions, for a payment from KNGSS of approximately $2.2 million and KNGSS dismissing its commercial impracticability and condition subsequent claims. American's share of the cash settlement totaled $1.7 million and is primarily reflected as oil and gas revenues in the accompanying 1995 statement of operations.

         SAWYER FIELD - SUTTON COUNTY, TEXAS. The Company and an affiliated partnership are defendants in a property damage lawsuit filed in December 1994 in the 112th Judicial District Court in Sutton County, Texas styled CLAIRE J. POWERS, ET AL. VS. DON R. GILLER, ET AL. Four related personal injury suits are also pending against the Company and the affiliated partnership. These suits are styled as JANE GILLER, ET AL. VS. ENRON CORP., ET AL. in the 113th Judicial District
                                      F-22

Court in Harris County, Texas; JANE GILLER, ET AL. VS. FISHER CONTROLS INTERNATIONAL, INC., ET AL. in the 200th Judicial District Court in Travis County, Texas; and LYNN COOPER, ET AL. VS. ENRON CORP., ET AL. and DONNA LYNN PRETZER VS. ENRON CORP., ET AL., both in the United States District Court for the Eastern District of Texas, Marshall Division. All of these lawsuits are related to a fire in December 1994 at a cabin owned by a landowner in the Sawyer Field. As a result of the fire, two hunters died and a third hunter suffered serious burns.

        Pursuant to an arrangement made by the previous operator of the field, the landowner supplied the cabin with natural gas from a nearby well as to which the Company subsequently became the operator. The Company is alleged to have been negligent or grossly negligent in failing to properly supply gas to the cabin. The Company has denied that it was negligent or grossly negligent and will vigorously defend its interests.

        By agreement dated February 20, 1996 and entered into the record on March 5, 1996, the Sutton County landowners and all non-injured hunters settled out of court. All remaining parties have agreed to litigate the case in the Travis County suit and dismiss all other suits. Since the plaintiffs have not specified the amount of damages being sought against the Company, it is not possible to quantify what liabilities, if any, the Company might incur.

        PUBLIC PARTNERSHIP LITIGATION. In February 1995, the Company and American Exploration Production Company, a subsidiary of the Company ("AEPCO"), were served with a lawsuit instituted in October 1994 styled RICHARD RILEY AND FRANCES RILEY V. LEROY WOLF, NEW YORK LIFE INSURANCE COMPANY, NYLIFE EQUITY, INC., NYLIFE REALTY INCOME PARTNERS I, L.P., NEW YORK LIFE OIL AND GAS PRODUCING PROPERTIES II-E, L.P., LINCLAY INVESTMENT PROPERTIES, INC., AMERICAN EXPLORATION PRODUCTION COMPANY, JOHN DOES (1-10) AND A.B.C. CORP. (1-10), Civil Action No. 94-5827 (HAA) in the United States District Court, District of New Jersey. The plaintiffs alleged various causes of action, including inefficient and wasteful management of partnership assets relating to their investment in real estate and oil and gas limited partnerships. AEPCO acts as a co-general partner in the oil and gas limited partnership. The plaintiffs sought a rescission of their investments, compensatory and punitive damages, and other relief. This case was dismissed with prejudice as to all defendants in December 1995. The Company did not bear any costs in the settlement of this litigation.

        See Note 18 for a discussion of certain litigation filed against the co-general partners of the NYLOG Programs in 1996 and the proposed liquidation of the NYLOG Programs.

        CEMENT I UNIT - CADDO COUNTY, OKLAHOMA. In 1991, an administrative hearing was held by the Oklahoma Corporation Commission ("OCC") to establish the cause of the saltwater contamination of the municipal water supply of the city of Cyril, Oklahoma and to formulate a plan of abatement of the pollution. Parties to the hearing included the current and former operators of the Cement I Unit as well as the Company. The Company owns an 18.56% interest in the Cement I Unit and controls an additional 6.42% interest through investment programs. In August 1992, the administrative law judge granted the Company's motion to dismiss on the grounds that the Company had not violated any statute, rule or regulation of the OCC and that the evidence did not establish that the Company caused any contamination of the aquifer. The ruling was subsequently affirmed by the OCC in December 1992.

        In April 1995, the Court of Appeals issued a ruling affirming the Company's dismissal from the proceeding. In rendering its April 1995 judgment, the Court stated, however, that any claims which an operator wishes to make against any non-operator (which could include the Company) pursuant to the plan of unitization, for the non-operator's proportionate share of any costs incurred pursuant to any remediation ultimately ordered, must be brought in District Court in a new proceeding. To date, no such claims have been brought against the Company.

        In September 1995, the Supreme Court of Oklahoma granted a Writ of Certiorari to review the case. However, in December 1995, the court reversed its ruling and denied the petitions for certiorari. The dismissal of the Company from this action is now final.

NORM RELATED PROCEEDINGS

        The Company and certain subsidiaries, among other operators, have been named as defendants in two lawsuits in Mississippi and three lawsuits in Louisiana alleging various causes of action due to the alleged presence of naturally occurring radioactive materials ("NORM") and other hazardous substances. The plaintiffs allege that the NORM contamination is a result of oil and gas operations conducted on properties operated or owned by the Company, its subsidiaries and their predecessors in title, or NORM contaminated pipe delivered to a pipe cleaning facility by the Company or its subsidiaries.

         The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in compliance in all material respects with environmental regulations. As part of the Company's continuing operations, the Company has recorded site remediation costs of $541,000 and $2.4 million in 1995 and 1994, respectively. The Company anticipates it will incur additional costs from time to time related to the continued assessment, testing, disposal, site restoration and other activities in connection with the Company's environmental proceedings. The Company will continue to vigorously contest liability under the pending proceedings and seek to apportion any resulting liability under such proceedings among the Company, its predecessor operators and other working interest owners.

        A brief summary of each of the lawsuits is presented below.

        BAY SPRINGS FIELD - JASPER COUNTY, MISSISSIPPI. In May 1994, the Company was served with a lawsuit filed by private landowners against the Company and other defendants in the Circuit Court of Jasper County, Mississippi, First Judicial District, based on the presence of NORM on the plaintiffs' property. The plaintiffs allege that the NORM contamination is a result of oil and gas operations conducted on properties operated by the Company and its predecessors in title and on properties in which the Company does not own an interest. The Company removed the lawsuit to federal court and obtained a ruling from the court that allowed remediation of the property operated by the Company. The lawsuit has since been remanded back to the Circuit Court of Jasper County.

        The Company successfully obtained an order severing the claims against it from claims against properties in which the Company does not own an interest. The amount of damages sought against the Company is not known at this time since the plaintiffs have failed to quantify such damages.

         The Company has completed a NORM remediation program on the property and the site has been restored. The Company believes that the completion of the remediation effort has significantly reduced any basis for the plaintiffs' damage claims and, although the Company cannot predict the outcome of the proceedings, American does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

   DIAMOND FIELD - WAYNE COUNTY, MISSISSIPPI. The Company and a subsidiary were served in May 1994 with a lawsuit in the Circuit Court of Wayne County, Mississippi based on the presence of NORM and other hazardous materials arising from oil and gas activities on certain tracts in the Diamond Field. Injunctive relief and monetary and punitive damages are sought; however, the plaintiffs do not specify the amount of damages being sought. In November 1994, the court denied a motion by the plaintiffs to enjoin the Company from remediating the property without approval by the plaintiffs and issued a ruling that allowed the Company to remediate the property without interference. The Company completed remediation in February 1995. In January 1996, the plaintiffs dropped all allegations of personal injury from their claims. The Company believes that the completion of the remediation effort has significantly reduced any basis for the plaintiffs' damage claims and, although the Company cannot predict the outcome of the proceedings, American does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

        FORDOCHE FIELD - POINT COUPEE PARISH, LOUISIANA. In August 1994, a Company subsidiary and affiliate were served with a lawsuit in the 18th Judicial District Court, Point Coupee Parish, Louisiana. The plaintiffs alleged they represented a class of plaintiffs damaged by oil and gas activities, including damages caused by NORM, elevated levels of chlorides and other hazardous oil field wastes and substances in the Fordoche Field and other fields operated by a third party near Lottie, Louisiana. The class certification was never approved by the court. The plaintiffs sought unspecified compensation for actual and exemplary damages. The Company owns a minority interest and does not operate this property. In January 1996, the case was dismissed with prejudice against the Company and its affiliate at no cost to the Company.

         51 OIL CORP. FACILITY. A Company subsidiary was served with two lawsuits relating to the 51 Oil Corp. Facility near Lafayette, Louisiana. In 51 OIL CORP. V. ADOBE RESOURCES CORP., ET AL., Civil Action No. 93-08548, filed in Civil District Court in Orleans Parish, Louisiana, the plaintiff alleged that the Company's subsidiary, among 65 other defendants, supplied pipe contaminated with NORM to the plaintiff. The plaintiff alleged that the defendants failed to warn the plaintiff of this condition, among other allegations, and sought contribution by the defendants for the cost of remediation of its property as well as other damages. The plaintiff's records indicate that the Company's subsidiary supplied about one-half of one percent of the pipe to the facility. The lawsuit was settled for $25,000 as to the Company's subsidiary in March 1995 and was dismissed with prejudice on April 12, 1995.

        In DANNY BROUSSARD, ET AL. V. ADOBE RESOURCES CORP., ET AL., Civil Action No. 94-8019, filed in July 1994 in Civil District Court in Orleans Parish, Louisiana, the plaintiffs, an employee of 51 Oil Corp. and his family, alleged that a Company subsidiary delivered pipe contaminated with NORM to 51 Oil Corp. and that such actions caused the plaintiff to suffer various personal injuries. The plaintiffs sought compensatory and punitive damages for both medical expenses and other damages; however, the plaintiffs did not specify the amount of damages being sought. The lawsuit was settled for $3,000 against the Company's subsidiary, and the case was dismissed with prejudice on February 5, 1996.

(15)   CASH FLOW INFORMATION

        Supplemental cash flow information is presented below (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                              1995            1994             1993
                                                                              ----            ----             ----
CASH PAYMENTS:
   Interest, net of amounts capitalized (a).........................     $    5,638      $    6,528      $    6,931
   Income taxes.....................................................             40              39             567

NONCASH INVESTING AND FINANCING ACTIVITIES:
   APPL Consolidation:
      Acquisition of oil and gas properties.........................     $    1,198      $   52,222      $     -
      Other assets .................................................           -              2,287            -
      Liabilities assumed...........................................           -                535            -
      Debt retired..................................................          4,680           1,612            -
      American common stock issued..................................         (4,326)        (56,230)           -
      Gain on extinguishment of debt................................         (1,552)           (426)           -

   Issuance of common stock to officers.............................     $     -         $     -         $    1,237  (b)

(a) The Company capitalized interest totaling $1.5 million in both 1995 and 1994 and $2.3 million in 1993, based on the Company's weighted average bank borrowing rate for the period.

(b) Amount consists of notes receivable from officers totaling approximately $230,000 and unearned compensation of approximately $1.0 million, which are both recorded as reductions of stockholders' equity.

(16)   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        The Company's only industry segment is oil and gas exploration and production. Information regarding the Company's operations by geographic area for the last three years is presented below (in thousands):

                                                         UNITED                             OTHER
                                                         STATES(A)          CANADA(B)      FOREIGN(C)      CONSOLIDATED
YEAR ENDED DECEMBER 31, 1995
   Sales to unaffiliated customers.................    $     70,768      $      -         $     -         $       70,768
   Income from operations..........................           6,813             -               -                  6,813
   Identifiable assets.............................         176,030             -               -                176,030

YEAR ENDED DECEMBER 31, 1994
   Sales to unaffiliated customers.................    $     50,033      $      -         $     -         $       50,033
   Loss from operations............................         (44,727)            -             (6,706)            (51,433)
   Identifiable assets.............................         223,894             -               -                223,894

YEAR ENDED DECEMBER 31, 1993
   Sales to unaffiliated customers.................    $     44,334      $     5,255      $     -         $       49,589
   Income (loss) from operations...................             844              822         (13,684)            (12,018)
   Identifiable assets.............................         178,642             -              6,956             185,598

(a) In 1994, the Company reported an impairment charge of $25.0 million related to a change in accounting policy for impairment of proved oil and gas properties. (See Note 1.)

(b)  The Company sold all of its Canadian assets in mid-1993.

(c) Net losses related to the Company's leasehold interests in Oman and Tunisia primarily reflect the write-off of these assets, which were sold in 1994.

(17)   QUARTERLY RESULTS - (UNAUDITED)

(In thousands, except for per share data)                     FIRST            SECOND         THIRD            FOURTH
                                                              QUARTER         QUARTER         QUARTER          QUARTER

YEAR ENDED DECEMBER 31, 1995 (a)
   Oil and gas sales.....................................    $   17,832      $   20,327      $   16,890      $    15,719
   Total revenues........................................        18,837          20,725          25,839           16,533
   Income (loss) from operations.........................         1,308           2,897           7,263           (4,655)
   Income (loss) before extraordinary item...............          (495)            990           6,015           (5,033)
   Net income (loss).....................................         1,961             990           6,015           (5,033)

Net income (loss) per common share:
   Income (loss) before extraordinary item...............    $     (.08)     $      .05      $      .47      $      (.46)
   Extraordinary gain on extinguishment of debt..........           .21           -               -                -
                                                             ----------      ----------      ----------      -------

      Net income (loss) per common share.................    $      .13      $      .05      $      .47      $      (.46)
                                                             ==========      ==========      ==========      ===========

YEAR ENDED DECEMBER 31, 1994 (b)
   Oil and gas sales.....................................    $    9,366      $   11,145      $   13,355      $    16,167
   Total revenues........................................         9,433          11,442          13,831           16,653
   Loss from operations..................................       (11,329)         (2,413)         (4,035)         (33,656)
   Loss before extraordinary item........................       (12,809)         (4,273)         (5,608)         (37,545)
   Net loss..............................................       (12,809)         (2,231)         (2,657)         (37,119)

Net loss per common share:
   Loss before extraordinary item........................    $    (1.88)     $     (.67)     $     (.78)     $     (3.68)
   Extraordinary gain on extinguishment of debt..........         -                 .29             .38              .04
                                                             ----------      ----------      ----------      -----------

     Net loss per common share...........................    $    (1.88)     $     (.38)     $     (.40)     $     (3.64)
                                                             =============   ==========      ==========      ===========

(a) In the first quarter of 1995, the Company recorded an extraordinary gain of $2.5 million resulting from the elimination of debt through the APPL Consolidation. In the third quarter of 1995, the Company recorded a gain on the sale of the Sawyer Field of approximately $10.6 million, offset in part by recognition of $2.8 million of dry hole expense on two wells. In the fourth quarter of 1995, the Company recorded an impairment charge of $1.8 million related to impairment of an unproved property and recorded additional dry hole expense of $1.3 million primarily related to one offshore well.

(b) In the first quarter of 1994, the Company recorded impairment expense of $6.4 million for the write-off of American's remaining leasehold interest in Tunisia. During the fourth quarter, the Company reported an impairment charge of $25.0 million related to the change in accounting policy for impairment of proved oil and gas properties. Also in the fourth quarter, the Company recorded additional impairment expense of $1.4 million associated with several properties on which no further exploratory work is planned and a $2.0 million severance charge as a result of the APPL Consolidation. In the second, third and fourth quarters of 1994, the Company recorded extraordinary gains of $2.0 million, $3.0 million and $426,000, respectively, which resulted from the elimination of nonrecourse debt through the APPL Consolidation.

        Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. Earnings per common share have been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock. (See Note 2.)

(18)   SUBSEQUENT EVENTS

NYLOG LITIGATION AND PROPOSED LIQUIDATION

      The Company and its subsidiary, American Exploration Production Company (together, the "American Parties"), along with New York Life and several of its subsidiaries, have been named as defendants in a class action complaint filed in the United States District Court for the Southern District of Florida on March 18, 1996, styled SHEA ET AL. V. NEW YORK LIFE INSURANCE CO., ET AL. (Civil Action No. 96-0746) alleging generally that the defendants engaged in fraudulent activities in connection with the marketing and sale of interests in various limited partnerships, including the NYLOG Programs, and the subsequent operation of such partnerships, breached implied covenants and fiduciary duties owed to investors and violated various federal securities and state laws and rules. The plaintiffs purport to represent a class of all persons who purchased or otherwise assumed rights and title to interests in the partnerships that were created, sponsored, marketed, sold, operated or managed by the defendants from January 1, 1985 through March 18, 1996. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys' fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. The lawsuit was preceded by two similar but separate lawsuits filed by the plaintiffs in the District Courts in Harris County, Texas on January 11, 1996.

        The defendants expressly deny any wrongdoing alleged in the complaints and do not concede any liability or wrongdoing in connection with any of the facts or claims that have been alleged against them in the lawsuits described above, including any liability or wrongdoing in connection with the sale of the units of limited partner interest in the partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement (the "Settlement Agreement") with the plaintiffs because, in their opinion, the settlement would (i) provide substantial benefits to the limited partners in a manner consistent with New York Life's prior determination to wind up the NYLOG Programs through orderly liquidation because the continuation of the business no longer served the intended objectives of either the limited partners or the defendants and to offer the limited partners an enhancement to the liquidating distribution they would otherwise receive,
(ii) provide an opportunity to wind up the partnerships on a schedule favorable to the limited partners and to resolve the issues raised by the lawsuits and
(iii) reduce the burdens and uncertainties associated with protracted litigation of the claims underlying the lawsuits.

        If the Settlement Agreement is approved by the Florida court and becomes final, a limited partner of a limited partnership who participates in the settlement will receive from an affiliate of New York Life a cash payment that, together with prior distributions to such settling limited partner from such limited partnership, will result in the settling limited partner having received in the aggregate an amount at least equal to his total investment in such partnership. If the proposed settlement becomes final, the defendants and various other related parties will be released and discharged from any and all claims a limited partner may have against the defendants in connection with the partnerships. The American Parties will not be liable for any payment of advances or refunds to the NYLOG investors.

        On March 19, 1996, the Florida federal district court issued a hearing order and certified the class for settlement purposes only and directed the defendants to cause a class notice to be mailed to potential class members. The Settlement Agreement is not yet final, is subject to a number of conditions and may be terminated in certain circumstances.

      New York Life and certain of its subsidiaries and AEPCO have also been named as defendants in a lawsuit relating to the NYLOG Programs styled BILLY H. MANCIL AND MARY M. MANCIL V. NEW YORK LIFE INSURANCE COMPANY, ET AL., Civil Action No. CV-95-2595 GR, Circuit Court of Montgomery County, Alabama (the "Mancil Litigation"). The complaint in the Mancil Litigation alleges various causes of action arising out of Mancil's purchase of interests in certain NYLOG Programs including, among other things, fraud, reckless and negligent misrepresentations, and negligence in hiring, training and/or supervising a sales agent involved in the sale of the NYLOG interests. Plaintiffs seek an unspecified amount of compensatory and punitive damages and costs.

      The American Parties and NYLIFE Inc. ("NYLIFE"), a subsidiary of New York Life, have entered into an indemnity agreement (the "Indemnity Agreement") pursuant to which NYLIFE has agreed to indemnify the American Parties from and against any and all judgments or settlements entered or reached in the NYLOG litigation described above, or any subsequent lawsuits by investors in the NYLOG Programs based on claims and factual allegations substantially similar to those contained in the original complaints filed in state district court in Texas (collectively with the Mancil Litigation, the "NYLOG Litigation"). Pursuant to the Indemnity Agreement, NYLIFE has assumed control of the joint defense of the NYLOG Litigation at NYLIFE's expense including, but not limited to, any settlement discussions or settlements. Additionally, pursuant to the Indemnity Agreement, the American Parties have agreed that if a settlement of the NYLOG Litigation occurs and in connection therewith the assets of the NYLOG Programs are sold in liquidation of the partnerships, the American Parties will be allocated 5% (which represents AEPCO's initial capital contribution percentage) of revenues and net proceeds from the sale of properties effective from and after February 1, 1996. Based upon the terms of the Indemnity Agreement, the Company does not believe that the NYLOG Litigation will have a material adverse impact on its financial position or results of operations.

ACQUISITION OF INTERESTS IN THE GULF OF MEXICO

      On March 15, 1996, the Company and Dominion Reserves, Inc. acquired interests in five offshore blocks in the Gulf of Mexico from a private company for a purchase price of approximately $56.0 million. American's 25% share of the acquisition was funded through $14.0 million in borrowings under the Company's bank credit facility.

          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

CAPITALIZED COSTS

(In thousands)                                                                                        DECEMBER 31,
                                                                                             ---------------------------
                                                                                                1995             1994
                                                                                             ----------      -----------
   Proved properties.....................................................................    $  265,953      $   319,048
   Unproved oil and gas interests........................................................        26,074           24,405
                                                                                             ----------      -----------
      Total capitalized costs............................................................       292,027          343,453
      Less:   Accumulated depreciation, depletion and amortization.......................       146,188          153,509
                                                                                             ----------      -----------
      Net capitalized costs..............................................................    $  145,839      $   189,944
                                                                                             ==========      ===========


COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES

(In thousands)
                                                                              UNITED
                                                                              STATES           FOREIGN          TOTAL
                                                                             ----------      ----------      -----------
YEAR ENDED DECEMBER 31, 1995
   Property acquisition costs:
      Proved.............................................................    $   14,491      $     -         $    14,491
      Unproved...........................................................         2,642            -               2,642
   Exploration costs.....................................................         2,449            -               2,449
   Development costs.....................................................        23,089            -              23,089
   Capitalized interest..................................................         1,468            -               1,468
                                                                             ----------      ----------      -----------
      Total costs incurred...............................................    $   44,139      $     -         $    44,139
                                                                             ==========      ==========      ===========

YEAR ENDED DECEMBER 31, 1994
   Proved property acquisition costs.....................................    $   81,385      $     -         $    81,385
   Exploration costs.....................................................         2,583            -               2,583
   Development costs.....................................................        15,804            -              15,804
   Capitalized interest..................................................         1,496            -               1,496
                                                                             ----------      ----------      -----------
         Total costs incurred............................................    $  101,268      $     -         $   101,268
                                                                             ==========      ==========      ===========

YEAR ENDED DECEMBER 31, 1993
   Proved property acquisition costs.....................................    $    4,596      $    1,011      $     5,607
   Exploration costs.....................................................         6,103           5,006           11,109
   Development costs.....................................................         8,786             686            9,472
   Capitalized interest..................................................         1,390             956            2,346
                                                                             ----------      ----------      -----------
         Total costs incurred............................................    $   20,875      $    7,659      $    28,534
                                                                             ==========      ==========      ===========

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (CONTINUED)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

(In Thousands)
                                                                              UNITED
                                                                              STATES           FOREIGN          TOTAL
                                                                             ----------      ----------      -----------
YEAR ENDED DECEMBER 31, 1995
   Revenues..............................................................    $   70,768      $     -         $    70,768
   Production and operating costs........................................        24,515            -              24,515
   Exploration expense...................................................         4,826            -               4,826
   Depreciation, depletion and amortization..............................        29,100            -              29,100
   Impairment expense....................................................         1,822            -               1,822
   Taxes other than income...............................................         4,928            -               4,928
   Income tax benefit....................................................          (121)           -                (121)
                                                                             ----------      ----------      -----------
      Results of operations for producing activities.....................    $    5,698      $     -         $     5,698
                                                                             ==========      ==========      ===========

YEAR ENDED DECEMBER 31, 1994
   Revenues..............................................................    $   50,033      $     -         $    50,033
   Production and operating costs........................................        21,302            -              21,302
   Exploration expense...................................................         2,569             (10)           2,559
   Depreciation, depletion and amortization..............................        28,062            -              28,062
   Impairment expense....................................................        27,127           6,443           33,570
   Taxes other than income...............................................         4,630            -               4,630
   Income tax benefit....................................................          (455)           -                (455)
                                                                             ----------      ----------      -----------
      Results of operations for producing activities.....................    $  (33,202)     $   (6,433)     $   (39,635)
                                                                             ==========      ==========      ===========
YEAR ENDED DECEMBER 31, 1993
   Revenues..............................................................    $   44,334      $    5,255      $    49,589
   Production and operating costs........................................        14,088           1,910           15,998
   Exploration expense...................................................         4,219           3,335            7,554
   Depreciation, depletion and amortization..............................        20,192           1,861           22,053
   Impairment expense....................................................           773          10,202           10,975
   Taxes other than income...............................................         3,687              42            3,729
   Income tax expense....................................................           505            -                 505
                                                                             ----------      ----------      -----------
      Results of operations for producing activities.....................    $      870      $  (12,095)     $   (11,225)
                                                                             ==========      ==========      ===========

OIL AND GAS RESERVE INFORMATION - (UNAUDITED)

        The following information summarizes the policies used by the Company in preparing the accompanying oil and gas reserve disclosures, standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the reconciliation of such standardized measure from period to period.

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (CONTINUED)

          The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The estimated future cash flows from proved reserves were then determined based on year-end prices, except in those instances where fixed and determinable price escalations are included in existing contracts. The effects of derivative transactions did not materially impact oil and gas prices as of December 31, 1995. Finally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and certain abandonment costs, all based on year-end economic conditions and the estimated effect of future income taxes based on the current tax law.

          The standardized measure of discounted future net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - (UNAUDITED)

(In thousands)                                                                        YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                            1995              1994              1993
                                                                         -----------      ------------      ------------
Future cash inflows..................................................    $   454,508      $    502,989      $    326,768
Future production and development costs..............................       (209,094)         (258,711)         (147,481)
                                                                         -----------      ------------      ------------
Future net cash flows before income taxes............................        245,414           244,278           179,287
Future income taxes..................................................         (2,892)           (2,109)           (4,528)
                                                                         -----------      ------------      ------------
Future net cash flows after income taxes.............................        242,522           242,169           174,759
Discount at 10% annual rate..........................................        (98,628)         (101,463)          (71,489)
                                                                         -----------      ------------      ------------
Standardized measure of discounted future net cash flows.............    $   143,894      $   140,706       $    103,270
                                                                         ===========      ============      ============

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (CONTINUED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
 CASH FLOWS - (UNAUDITED)

(In thousands)                                                                       YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                            1995              1994              1993
                                                                         -----------      ------------      ------------
Balance, beginning of year...........................................    $   140,706      $    103,270      $    180,812
Sales and transfers of oil and gas produced, net of
   production costs..................................................        (41,325)          (24,101)          (31,818)
Net changes in prices and production costs...........................          9,959           (67,753)          (19,870)
Extensions, discoveries and improved recoveries, net of future
   production and development costs..................................         22,867             3,822            12,780
Purchases of minerals in place.......................................         15,162           115,379             7,203
Sales of minerals in place...........................................        (33,672)             (451)          (48,521)
Changes in estimated future development costs........................          3,222             4,997            (5,325)
Development costs incurred during the year...........................         11,592            11,518             7,931
Revisions of previous quantity estimates.............................          3,857            (7,826)          (15,967)
Accretion of discount................................................         14,230            10,476            18,269
Net change in future income taxes....................................           (444)              117               386
Changes in production rates (timing) and other.......................         (2,260)           (8,742)           (2,610)
                                                                         -----------      ------------      ------------
Balance, end of year.................................................    $   143,894      $    140,706      $    103,270
                                                                         ===========      ============      ============

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (CONTINUED)

RESERVE QUANTITY INFORMATION - (UNAUDITED)

                                               UNITED STATES                   CANADA                      TOTAL
                                            --------------------         -------------------       ---------------------
                                               OIL        GAS               OIL       GAS             OIL         GAS
                                             (MBBLS)     (MMCF)          (MBBLS)     (MMCF)         (MBBLS)      (MMCF)
                                            ---------   --------         -------     -------       ---------    --------
PROVED RESERVES
Balance at December 31, 1992...........       8,031      123,373          1,392      120,713         9,423       244,086
   Purchases of minerals in place......         107       10,029             51        7,182           158        17,211
   Extensions, discoveries and other
      additions........................         326       10,157          -              544           326        10,701
   Revisions of previous estimates.....      (1,127)     (13,642)         -            -            (1,127)      (13,642)
   Sales of minerals in place..........        (253)     (13,400)        (1,371)    (124,897)       (1,624)     (138,297)
   Production..........................      (1,189)     (11,794)           (72)      (3,542)       (1,261)      (15,336)
                                          ---------    ---------      ---------    ---------      --------     ---------
Balance at December 31, 1993...........       5,895      104,723          -            -             5,895       104,723
   Purchases of minerals in place......       5,153      108,075          -            -             5,153       108,075
   Extensions, discoveries and other
      additions........................         128       12,825          -            -               128        12,825
   Revisions of previous estimates.....        (197)     (22,467)         -            -              (197)      (22,467)
   Sales of minerals in place..........         (78)        (235)         -            -               (78)         (235)
   Production..........................      (1,241)     (16,241)         -            -            (1,241)      (16,241)
                                          ---------    ---------      ---------    ---------      --------     ---------
Balance at December 31, 1994...........       9,660      186,680          -            -             9,660       186,680
   Purchases of minerals in place......       1,225       18,846          -            -             1,225        18,846
   Extensions, discoveries and other
      additions........................       1,435       17,318          -            -             1,435        17,318
   Revisions of previous estimates.....         616        1,270          -            -               616         1,270
   Sales of minerals in place..........        (792)     (73,650)         -            -              (792)      (73,650)
   Production..........................      (1,680)     (24,450)         -            -            (1,680)      (24,450)
                                          ---------    ---------      ---------    ---------      --------     ---------
Balance at December 31, 1995...........      10,464      126,014          -            -            10,464       126,014
                                          =========    =========      =========    =========      ========     =========
PROVED DEVELOPED RESERVES

Balance at December 31, 1993...........       5,018       71,623          -            -             5,018        71,623
                                          =========    =========      =========    =========      ========     =========
Balance at December 31, 1994...........       8,697      127,838          -            -             8,697       127,838
                                          =========    =========      =========    =========      ========     =========
Balance at December 31, 1995...........       9,474       98,590          -            -             9,474        98,590
                                          =========    =========      =========    =========      ========     =========

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

         American Exploration Company Exploration Group Investment Plan (Form 10-K, December 31, 1991, Exhibit 10(sss)).

         Employee Stock Ownership Trust of American Exploration Company, as Amended and Restated, effective January 1, 1991 (Form 10-Q, June 30, 1992,
Exhibit 10(b)).

         Phantom Stock Plan of American Exploration Company, effective September 21, 1993 (Form 10-Q, September 30, 1993, Exhibit 10(b)).

         American Exploration Stock Compensation Plan, effective June 13, 1995 (Proxy Statement, May 10, 1995, Appendix A).

         Employee Stock Ownership Plan of American Exploration Company, as Amended and Restated, effective November 30, 1995.

         Employment Agreement between American Exploration Company and Mark Andrews, effective November 30, 1995.

         Severance Agreements between American Exploration Company and the executive officers of American Exploration Company, effective November 30, 1995.

                                       X-1

                                INDEX OF EXHIBITS

3(a)     -    Restated Certificate of Incorporation of American Exploration
              Company, as supplemented by Certificate of Amendment to Restated
              Certificate of Incorporation of American Exploration Company,
              effective June 13, 1995.

3(b)     -    Amended and Restated Bylaws of American  Exploration Company.

*4(a)    -    Rights Agreement, dated as of September 28, 1993, between
              American Exploration Company and Society National Bank (Form 8-K,
              September 28, 1993, Exhibit 4), as supplemented by Amendment to
              Rights Agreement, dated as of August 3, 1994, between American
              Exploration Company and Society National Bank (Form 8-K, August
              31, 1994, Exhibit 4).

*4(b)    -    Certificate of Designation of the $450 Cumulative Convertible
              Preferred Stock, Series C, dated December 14, 1993  (Form S-3, January
              4, 1994, Registration No. 33-51795, Exhibit 4.3), as supplemented by
              Certificate of Correction to the Certificate of Designation of the
              $450 Cumulative Convertible Preferred Stock, Series C, dated December
              29, 1993  (Form S-3, January 4, 1994, Registration No. 33-51795,
              Exhibit 4.4).

*4(c)    -    Deposit Agreement, dated as of December 10, 1993, by and among
              American Exploration Company, Harris Trust and Savings Bank and
              the holders from time to time of Depositary Receipts (Form S-3,
              January 4, 1994, Registration No. 33-51795, Exhibit 4.5).

*4(d)    -    Purchase Agreement, dated as of December 10, 1993, by and among
              American Exploration Company and each of the purchasers referred to therein (Form S-3, January 4, 1994, Registration No. 33-51795,
              Exhibit 4.6).

*4(e)    -    Registration Rights Agreement, dated as of December 17, 1993, by and among American Exploration Company and each of the purchasers referred to therein (Form S-3, January 4, 1994, Registration No.
              33-51795, Exhibit 4.7).

*4(f)    -    Form of Stock Certificate representing shares of Convertible
              Preferred Stock (Form 8-A, March 23, 1994, Exhibit 8).

*4(g)    -    Form of Depositary Receipt representing Depositary Shares (Form
              8-A, March 23, 1994, Exhibit 9).

*10(a)   -    Agreement, dated August 11, 1983, by and between American
              Exploration Company, Phillip Frost and the other parties signatory thereto, to which is attached the related Form of Agreement of
              Limited Partnership of South States Development, Ltd. (Form S-14,
              October 18, 1983, Registration No. 2-87234, Exhibit 10(a)).

*10(b)   -    Forms of New York Life Oil & Gas Production Partnership Agreements
              (Amendment No. 4 to Form S-2, January 21, 1988, Registration No.
              33-18512, Exhibit 10(gg)).

*10(c)   -    American Exploration Company Stock Compensation Plan, effective
              December 9, 1988 (Form S-8, September 21, 1989, Registration No.
              31-31202, Exhibit 4(c)).

                                      X-2

                         INDEX OF EXHIBITS - (CONTINUED)

*10(d)   -    American Exploration Company Amended and Restated 1978 Hershey Oil
              Corporation Non-Qualified Equity Participation Plan  (Form S-4, August
              8, 1990, Registration No. 33-36268, Exhibit 10(ccc)).

*10(e)   -    American Exploration Company Amended and Restated 1983 Stock Option
              Plan of Hershey Oil Corporation  (Form S-4, August 8, 1990,
              Registration No. 33-36268, Exhibit 10(ddd)).

*10(f)   -    American Exploration Company Amended and Restated 1988 Stock Option
              Plan of Hershey Oil Corporation  (Form S-4, August 8, 1990,
              Registration No. 33-36268, Exhibit 10(eee)).

*10(g)   -    Stock Purchase Agreement by and among American Exploration Company and
              The Dyson-Kissner-Moran Corporation, dated October 21, 1990  (Form
              8-K, October 25, 1990, Exhibit 28(a)).

*10(h)   -    Office Lease, dated December 12, 1990, between JMB/Houston
              Center Partners Limited Partnership and American Exploration
              Company (Form S-4, January 9, 1991, Registration No. 33-38546,
              Exhibit 10(kkk)).

*10(i)   -    Master Exchange Agreement, dated as of February 1, 1991, between
              American Exploration Company and Morgan Guaranty Trust Company of
              New York (Form 10-Q, March 31, 1991, Exhibit 10(a)).

*10(j)   -    Note Purchase Agreement, dated as of December 27, 1991, re:
              $35,000,000  11%  Senior Subordinated Notes due December 30, 2001
              (Form 8-K, January 10, 1992, Exhibit 10(a)), as supplemented by the
              Amendment to Note Purchase Agreement, dated as of February 16, 1993, by and among American Exploration Company (the "Company") and the parties named therein  (Form 8-K, February 16, 1993, Exhibit 10(a)), as supplemented by letter agreement, dated March 22, 1993, by and among the Company and the parties named therein (Form 10-K, December
              31, 1992, Exhibit 10(zz)), as supplemented by Second Amendment to Note
              Purchase Agreement, dated as of September 30, 1993, by and among the
              Company and the parties named therein  (Form 10-Q, September 30, 1993,
              Exhibit 10(c)), as supplemented by Third Amendment to Note Purchase
              Agreement, dated as of March 18, 1994, by and among the Company and the parties named therein (Form 10-K, December 31, 1993, Exhibit
              10(tt)), as supplemented by Fourth Amendment to Note Purchase
              Agreement, dated as of April 28, 1994, by and among the Company and the parties named therein (Form 10-Q, March 31, 1994, Exhibit 10(c)), as supplemented by Fifth Amendment to Note Purchase Agreement, dated as of July 26, 1994, by and among the Company and the parties named therein (Form 10-Q, September 30, 1994, Exhibit 10(c)).

*10(k)   -    Warrant Purchase Agreement and Form of Warrants, dated as of
              December 27, 1991 (Form 8-K, January 10, 1992, Exhibit 10(b)), as
              supplemented by Amendment No. 1 to Warrant Purchase Agreement,
              dated as of February 16, 1993, by and among American Exploration
              Company and the parties named therein (Form 8-K, February 16,
              1993, Exhibit 10(b)).

*10(l)   -    American Exploration Company Exploration Group Investment Plan  (Form
              10-K, December 31, 1991, Exhibit 10(sss)).

*10(m)   -    Employee Stock Ownership Trust of American Exploration Company, as
              Amended and Restated Effective January 1, 1991  (Form 10-Q, June 30,
              1992, Exhibit 10 (b)).

                                      X-3

                         INDEX OF EXHIBITS - (CONTINUED)

*10(n)   -    Stock Purchase Agreement, dated as of September 3, 1992, between
              American Exploration Company and The Prudential Insurance Company
              of America (Form 8-K, September 3, 1992, Exhibit 10(a)).

*10(o)   -    Stock Purchase Warrant, dated as of September 3, 1992, between
              American Exploration Company and The Prudential Insurance Company
              of America (Form 8-K, September 3, 1992, Exhibit 10(b)).

*10(p)   -    Registration Rights Agreement, dated as of September 3, 1992, between American Exploration Company and The Prudential Insurance
              Company of America (Form 8-K, September 3, 1992, Exhibit 10(c)).

*10(q)   -    Sale of Securities Offer dated June 4, 1993  (Form 8-K, June 14, 1993,
              Exhibit 10(a)).

*10(r)   -    Purchase and Sale Agreement, dated as of March 31, 1993, by and among Conquest Exploration Company and New York Life Oil & Gas
              Operating Production Partnership III-F, New York Life Oil & Gas
              Operating Production Partnership III-G and New York Life Oil & Gas
              Operating Production Partnership III-H (Form 8-K, June 14, 1993,
              Exhibit 10(b)).

*10(s)   -    Stock Purchase Agreement, dated July 8, 1993, by and between
              Equitable Resources Energy Company and American Exploration
              Company (Form 8-K, July 7, 1993, Exhibit 10(a)).

*10(t)   -    Purchase and Sale Agreement by and between Conquest Exploration
              Company and Canadian Conquest Exploration, Inc. with respect to
              Conquest Ventures Canada, Inc.  (Form 8-K, July 7, 1993, Exhibit
              10(b)).

*10(u)   -    Phantom Stock Plan of American Exploration Company, effective
              September 21, 1993 (Form 10-Q, September 30, 1993, Exhibit 10(b)).

*10(v)   -    Agreement of Limited Partnership of Ancon Partnership Ltd.,
              dated December 10, 1993, by and between American Exploration
              Company and NYLIFE Resources, Inc. (Form 10-K, December 31, 1993,
              Exhibit 10(rr)).

*10(w)   -    Letter Agreement, dated as of April 1, 1994, re: $40,000,000
              Secured Credit Facility between American Exploration Company and
              New York Life Insurance Company (Form 10-Q, March 31, 1994,
              Exhibit 10(b)).

*10(x)   -    Amended and Restated Credit Agreement, dated as of December 21,
              1994, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of Montreal, as co-agent (Form 10-K, December 31, 1994, Exhibit
              10(pp)).

*10(y)   -    Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 16, 1995, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of Montreal, as co-agent (Form 10-K, December
              31, 1994, Exhibit 10(qq)).

*10(z)   -    American Exploration Stock Compensation Plan, effective June 13,
              1995 (Proxy Statement, May 10, 1995, Appendix A).

                                      X-4

                         INDEX OF EXHIBITS - (CONTINUED)

*10(aa)  -    Purchase and Sale Agreement, dated June 12, 1995, by and among
              American Exploration Company and the partnerships identified on the signature pages hereof, collectively as Sellers, and Louis
              Dreyfus Natural Gas Corp., as Purchaser (Form 10-Q, June 30, 1995,
              Exhibit 10(a)).

 10(bb)  -    Amendment No. 2 to Amended and Restated Credit Agreement, dated as of
              May 2, 1995, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and
              Bank of Montreal, as co-agent.

 10(cc)  -    Employee Stock Ownership Plan of American Exploration Company, as
              Amended and Restated, effective November 30, 1995.

 10(dd)  -    Employment Agreement between American Exploration Company and
              Mark Andrews, effective November 30, 1995.

 10(ee)  -    Severance Agreements between American Exploration Company and the executive officers of American Exploration Company, effective
              November 30, 1995.

 10(ff)  -    Amendment No. 3 to Amended and Restated Credit Agreement, dated as of
              January 19, 1996, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and
              Bank of Montreal, as co-agent.

 12      -    Statements Re Computations of Ratios.

*18      -    Letter from Arthur Andersen LLP, dated March 30, 1995, re:  Change in
              American Exploration Company's Accounting Policy Related to
              Recognizing Impairment of Proved Oil and Gas Properties.(Form 10-K, December 31,
              1994, Exhibit 18).

 21      -    Subsidiaries of American Exploration Company.

 23      -    Consent of Independent Public Accountants.

 27      -    Financial Data Schedule.

- ----------------------
*   Incorporated herein by reference.

Note: Copies of Exhibits may be obtained for 30 cents per page, prepaid, by writing to the Investor Relations Department.