Form 10-Q
period 1996-03-31
AMERICAN EXPLORATION CO
filed 1996-05-08
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

         ON MAY 1, 1996, THERE WERE OUTSTANDING 11,812,483 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1996
                                   (Unaudited)
                                                                     PAGE
                                                                    NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31,
             1996 and December 31, 1995..........................      1

          Condensed Consolidated Statements of Operations for
             the Three Months Ended March 31, 1996 and 1995......      2

          Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 1996 and 1995......      3

          Notes to Condensed Consolidated Financial Statements...      4

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................      6

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................      9

SIGNATURES.......................................................     10

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                                     MARCH 31,             DECEMBER 31,
                                                                                       1996                   1995
                                                                                  ---------------        ---------------
                                         ASSETS                                     (Unaudited)
Current assets:
   Cash and temporary cash investments.......................................     $         5,761        $         7,496
   Accounts receivable.......................................................              16,129                 14,520
   Receivable from partnerships..............................................               -                        429
   Other current assets......................................................               1,010                    966
                                                                                  ---------------        ---------------
      Total current assets...................................................              22,900                 23,411
                                                                                  ---------------        ---------------
Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting............             311,895                292,027
   Other property and equipment..............................................              13,068                 13,036
                                                                                  ---------------        ---------------
                                                                                          324,963                305,063
   Less:   Accumulated depreciation, depletion and amortization..............             159,325                154,646
                                                                                  ---------------        ---------------
      Property, plant and equipment, net.....................................             165,638                150,417
                                                                                  ---------------        ---------------
Other assets.................................................................               2,676                  2,202
                                                                                  ---------------        ---------------
          Total assets.......................................................     $       191,214        $       176,030
                                                                                  ===============        ===============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................     $        12,872        $        18,149
   Payable to partnerships...................................................               1,919                  -
   Accrued liabilities.......................................................              20,059                 16,953
                                                                                  ---------------        ---------------
      Total current liabilities..............................................              34,850                 35,102
                                                                                  ---------------        ---------------
Long-term debt...............................................................              56,000                 40,000
                                                                                  ---------------        ---------------
Other liabilities............................................................               6,460                  6,448
                                                                                  ---------------        ---------------
Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 4,000 shares
      issued and outstanding (1996 and 1995).................................                   4                      4
   Common stock, par value $.05 per share; 11,812,483 shares issued
      and outstanding (1996 and 1995)........................................                 591                    591
   Additional paid-in capital................................................             276,713                276,713
   Accumulated deficit.......................................................            (183,208)              (182,543)
   Unearned compensation.....................................................                (173)                  (219)
   Notes receivable from officers............................................                 (23)                   (66)
                                                                                  ---------------        ---------------
      Total stockholders' equity.............................................              93,904                 94,480
                                                                                  ---------------        ---------------
          Total liabilities and stockholders' equity.........................     $       191,214        $       176,030
                                                                                  ===============        ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                                               FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                             1996                1995
                                                                                         ------------       ------------
REVENUES:
   Oil and gas sales.................................................................    $     15,913       $     17,832
   Gain on sales of oil and gas properties...........................................             656                147
   Other revenues (costs), net.......................................................              (4)               858
                                                                                         ------------       ------------
      Total revenues.................................................................          16,565             18,837
                                                                                         ------------       ------------
COSTS AND EXPENSES:
   Production and operating..........................................................           4,982              6,762
   Depreciation, depletion and amortization..........................................           6,450              7,732
   General and administrative........................................................           1,641              1,485
   Taxes other than income...........................................................           1,312              1,430
   Exploration.......................................................................           1,588                120
                                                                                         ------------       ------------
      Total costs and expenses.......................................................          15,973             17,529
                                                                                         ------------       ------------
INCOME FROM OPERATIONS...............................................................             592              1,308
                                                                                         ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense..................................................................            (789)            (1,971)
   Other income (expense), net.......................................................             (18)               121
                                                                                         ------------       ------------
      Total other expense............................................................            (807)            (1,850)
                                                                                         ------------       ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......................................            (215)              (542)

Income tax benefit...................................................................           -                     47
                                                                                         ------------       ------------
LOSS BEFORE EXTRAORDINARY ITEM.......................................................            (215)              (495)

Extraordinary gain on extinguishment of debt.........................................           -                  2,456
                                                                                         ------------       ------------
NET INCOME (LOSS)....................................................................            (215)             1,961

Preferred stock dividends............................................................            (450)              (450)
                                                                                         ------------       ------------
NET INCOME (LOSS) TO COMMON STOCK....................................................    $       (665)      $      1,511
                                                                                         ============       ============

NET INCOME (LOSS) PER COMMON SHARE:
   Primary and fully diluted:
      Income (loss) before extraordinary item........................................    $       (.06)      $       (.08)
      Extraordinary item.............................................................           -                    .21
                                                                                         ------------       ------------
         NET INCOME (LOSS) PER COMMON SHARE..........................................    $       (.06)      $        .13
                                                                                         ============       ============
NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted.........................................................          11,812             11,807
                                                                                         ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                             1996               1995
                                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................................    $       (215)      $      1,961
   Adjustments to arrive at net cash provided by operating activities:
      Depreciation, depletion and amortization.......................................           6,450              7,732
      Gain on sales of oil and gas properties........................................            (656)              (147)
      Exploration expense............................................................           1,404                109
      Extraordinary gain on extinguishment of debt...................................           -                 (2,456)
      Other, net.....................................................................             152                136
   Changes in operating working capital:
      Accounts receivable............................................................             153               (293)
      Other current assets...........................................................              68                (65)
      Accounts payable and accrued liabilities.......................................          (5,770)             1,105
   Other operating...................................................................            (512)              (275)
                                                                                         ------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES......................................           1,074              7,807
                                                                                         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties.............................................         (14,521)            (1,939)
   Development and exploration expenditures..........................................          (4,861)            (9,000)
   Proceeds from sales of oil and gas properties, net................................           1,135                112
   Other investing...................................................................             (59)             2,738
                                                                                         ------------       ------------
      NET CASH USED IN INVESTING ACTIVITIES..........................................         (18,306)            (8,089)
                                                                                         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings..............................................................          17,000             36,000
   Bank debt repayments..............................................................          (1,000)             -
   Bridge debt repayments............................................................           -                (31,128)
   Repayments of other debt..........................................................             (42)            (1,034)
   Preferred stock dividends.........................................................            (450)              (450)
   Debt and equity issuance costs and other..........................................             (11)                19
                                                                                         ------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES......................................          15,497              3,407
                                                                                         ------------       ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS.......................          (1,735)             3,125

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD...........................           7,496              9,973
                                                                                         ------------       ------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD.................................    $      5,761       $     13,098
                                                                                         ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by American Exploration Company ("American" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts in the prior year financial statements have been reclassified to conform with current classifications.

        The Company effected a one-for-ten reverse split of its common stock (the "Reverse Stock Split") during the second quarter of 1995. All references to number of shares of common stock and per share amounts have been restated to give retroactive recognition to the Reverse Stock Split for all periods presented.

(2)   PRO FORMA INFORMATION

        The following pro forma summary of consolidated results of operations for the three months ended March 31, 1996 and 1995 gives effect to: (i) the acquisition of interests in five offshore blocks in the Gulf of Mexico (the "Offshore Properties") in March 1996, (ii) the sale of the Sawyer Field in July 1995, (iii) the 1995 sales of interests in several other fields for approximately $2.5 million, and (iv) the acquisition of investors' interests in a series of institutional programs (the "APPL Consolidation"), which was completed in the first half of 1995, as if these transactions had occurred as of January 1, 1995.

(In thousands except for per share amounts)         For the Three Months
                                                      Ended March 31,
                                                 -----------------------
                                                    1996           1995
                                                 -------         -------
Pro forma revenues.............................. $18,565        $17,023

Pro forma net income before extraordinary item..   1,200            567

Pro forma net income to common stock............     750          2,573

Pro forma income per common share:
  Primary and fully diluted:
      Income before extraordinary item.......... $   .06        $   .01
      Net income................................     .06            .22

Weighted average shares outstanding:
  Primary and fully diluted.....................  11,812         11,812

        The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had these transactions occurred as of January 1, 1995.

                                        4
(3)   DEBT

        In March 1996, the Company borrowed $14.0 million under the bank credit facility to fund the acquisition of the Offshore Properties. Outstanding bank debt totaled $21.0 million as of March 31, 1996.

        The borrowing base under the bank credit facility is currently in the process of being redetermined by the banks. Based on discussions with American's lenders, management expects that the borrowing base of $40.0 million will be increased to give effect to the acquisition of the Offshore Properties.

(4)   CASH FLOW INFORMATION

        Net cash provided by operating activities included cash payments for interest totaling $233,000 and $814,000, net of capitalized interest of $379,000 and $359,000, for the first three months of 1996 and 1995, respectively. No taxes were paid by the Company in the first three months of 1996. The Company received income tax refunds totaling $46,800 for the first quarter of 1995.

        Noncash investing and financing activities in 1995 related to the APPL Consolidation. In January 1995, American issued approximately 346,000 shares of common stock valued at $12.50 per share to acquire $1.2 million of oil and gas properties, including working capital, and to eliminate $4.7 million of nonrecourse debt, resulting in an extraordinary gain of $1.6 million.

                                        5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain operating information of the Company for the periods presented in the accompanying financial statements.

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                   ----------------------
                                                     1996           1995
AVERAGE SALES PRICE:                               -------        -------
   Gas ($/Mcf).................................... $  1.86        $  1.67
   Oil ($/Bbl)....................................   16.58          16.52
   BOE ($/BOE)....................................   13.16          11.76

PRODUCTION DATA:
   Gas (MMcf).....................................   4,600          6,662
   Oil (MBbls)....................................     442            406
   MBOE...........................................   1,209          1,516

AVERAGE COST ($/BOE) DATA:
   Production and operating costs................. $  4.12        $  4.46
   Production and severance taxes.................    0.48           0.60
   Depreciation, depletion and amortization.......    5.33           5.10

REVENUES

        Oil and gas sales totaled $15.9 million for the first quarter of 1996 compared to $17.8 million for the first quarter of 1995. The decrease in sales was mainly attributable to a 20% production decline offset in part by the impact of higher gas prices.

        Gas production decreased to 4,600 MMcf for the first quarter of 1996 from 6,662 MMcf for the same period of 1995, which negatively impacted sales by $3.4 million. The 31% decline in gas production primarily resulted from the loss of production of approximately 20 MMcf per day due to the sale of the Sawyer Field in July 1995. Oil production for the first three months of 1996 totaled 442 MBbls, or 9% above first quarter 1995 production of 406 MBbls. Higher oil production contributed $600,000 to sales and was attributable to the fourth quarter 1995 acquisition of an additional interest in the Buckner Field and the successful horizontal drilling program at the Midway Field during 1995.

        The impact of lower production was partially mitigated by an 11% increase in the average gas price received. American's average realized gas price increased to $1.86 per mcf for the first quarter of 1996, compared to the first quarter 1995 price of $1.67 per mcf, with the favorable price variance contributing $900,000 to sales. Oil prices were relatively stable at $16.58 and $16.52 for the first quarter of 1996 and 1995, respectively. For the first three months of 1996, American had entered into commodity price swap agreements covering approximately 75% of the Company's gas production and approximately 60% of its oil production. As a result of the price hedges, the Company's oil and gas sales revenues were reduced by $1.4 million during the first quarter of 1996 and were increased by $900,000 during the same period of 1995. Excluding the impact of the hedging gains and losses, the Company's average gas price would have been $2.04 per mcf and $1.52 per mcf for the first quarter of 1996 and 1995, respectively. Similarly, American's average oil price would have been $17.96 per BOE for the first quarter of 1996 exclusive of the hedging loss. The Company's oil price realization during the first three months of 1995 was not materially impacted by the price swap agreements then in effect.

        American recognized gains on the sales of oil and gas properties totaling $656,000 and $147,000 for the first three months of 1996 and 1995, respectively, which resulted from the divestiture of various minor properties. In the first quarter of 1995, the Company recorded net gas settlement income of $879,000 as a result of a final judgment in certain litigation regarding the terms of a gas purchase contract.

                                        6
EXPENSES

        Production and operating costs totaled $5.0 million in the first quarter of 1996 compared to $6.8 million for the same period of 1995. The decrease in costs primarily reflects the sale of the Sawyer Field in July 1995, sales of other minor properties during December 1995 and January 1996, and lower environmental expenses incurred in 1996. On a unit of production basis, American's operating cost per BOE decreased 8% to $4.12 per BOE in the first quarter of 1996 from $4.46 per BOE for the comparable period of 1995.

        Depreciation, depletion and amortization ("DD&A") totaled $6.5 million in the first three months of 1996, or 17% below first quarter 1995 DD&A of $7.7 million. The decrease in DD&A expense in 1996 reflects lower production volumes as discussed above. American's DD&A rate per BOE increased 5% over the 1995 first quarter to an average rate of $5.33 per BOE for the first three months of 1996.

        General and administrative expense ("G&A") increased 11% to $1.6 million for the first quarter of 1996. The $156,000 increase in G&A primarily reflects additional legal fees incurred in 1996 and the loss of management and technical fee reimbursements from certain partnerships as a result of the acquisition of investors' interests in a series of institutional programs (the "APPL Consolidation") in late 1994 and early 1995.

        American recorded $1.6 million of exploration expense in the first quarter of 1996, of which $1.0 million represented the costs of three unsuccessful exploratory wells, including one offshore well in the Gulf of Mexico. The remainder of the increase in first quarter 1996 exploration expense, as compared to the same period of 1995, related to geological and geophysical costs arising from increased exploration activity this year.

        Interest expense totaled $789,000 and $2.0 million for the first quarter of 1996 and 1995, respectively. American's outstanding debt balance has been significantly reduced in 1996 due to the repayment of bank debt in mid-1995 using the proceeds of the Sawyer sale. During the first quarter of 1995, the Company had over $60 million of outstanding bank debt primarily incurred in conjunction with the APPL Consolidation.

EXTRAORDINARY ITEM

        The $2.5 million extraordinary gain recorded in 1995 resulted from the extinguishment of nonrecourse debt in conjunction with the APPL Consolidation.

NET INCOME (LOSS)

        American reported a net loss of $215,000, or $.06 loss per share, for the first quarter of 1996 compared to net income of $2.0 million, or $.13 per share, for the same quarter last year. Although the Company's operating margin improved during the first quarter of 1996, which was attributable to increases in gas prices combined with reductions in production costs and interest expense, a net loss for the quarter resulted from higher exploration expense recorded in 1996. Net income in the first three months of 1995 reflected the extraordinary gain on debt extinguishment and the proceeds of a gas contract settlement. Excluding the impact of these nonrecurring items in 1995, the Company would have recorded a net loss of $.15 per share for the first quarter of 1995.

CAPITAL RESOURCES AND LIQUIDITY

        Net cash provided by operating activities totaled $1.1 million during the first three months of 1996 compared to $7.8 million during the same period of 1995. The decline in operating cash flows in the first quarter of 1996 from the same period of 1995 reflected changes in operating working capital of $6.3 million which were mainly attributable to the timing of certain payments which were accrued at year-end 1995.

        During the first three months of 1996, capital expenditures for the acquisition of oil and gas properties totaled $14.5 million, compared to $1.9 million in the same period of 1995. On March 15, 1996, the Company and Dominion Reserves, Inc. acquired interests in five offshore blocks in the Gulf of Mexico (the "Offshore Properties") from a private company for a purchase price of approximately $56.0 million. American's 25% share of the acquisition totaled $14.0 million. The Offshore Properties added estimated proved reserves totaling
11.3 Bcf of natural gas and 600 MBbls of crude oil and liquids, net to American's interest. Acquisition expenditures in 1995 primarily related to the APPL Consolidation.
                                        7

        Development and exploration expenditures for the first quarter totaled $4.9 million and $9.0 million in 1996 and 1995, respectively. Development activity in 1996 included a successful well at High Island Block 13-L which is currently producing at a rate of 4,000 mcf per day (2,200 mcf per day net to American). The Company is conducting additional development activity in the Texas State Waters area of the Gulf of Mexico, at the Midway and Buckner fields in Arkansas and at the West McAllen Field in South Texas. Three exploratory wells drilled in the first quarter of 1996 were unsuccessful. Approximately $30 million of additional development and exploration expenditures are budgeted for the remainder of 1996. Significant projects in 1995 included drilling in the Gulf of Mexico and development activity in the West McAllen Field.

        In March 1996, the Company borrowed $14.0 million under the bank credit facility to fund the acquisition of the Offshore Properties. Outstanding bank debt totaled $21.0 million as of March 31, 1996. The borrowing base under the bank credit facility is currently in the process of being redetermined by the banks. Based on discussions with American's lenders, management expects that the borrowing base of $40.0 million will be increased to give effect to the acquisition of the Offshore Properties.

        The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and, if necessary, borrowings under its bank credit facility. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and bank borrowings, or if additional development and exploration opportunities arise, American has the discretion and ability to adjust its capital budget accordingly. Other potential sources of capital for the Company include property sales and financings through the placement of notes or the sale of equity. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they are due.
                                        8

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1   Financial Data Schedule

        (b)  Reports on Form 8-K.

             The Registrant filed Form 8-K, dated March 15, 1996, reporting American's acquisition of certain interests in the Gulf of Mexico.

                                        9

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN EXPLORATION COMPANY

Date:   May 7, 1996              By:   /S/ MARK ANDREWS
                                           Mark Andrews
                                           Chairman of the Board
                                           and Chief Executive Officer





Date:   May 7, 1996              By:   /S/ JOHN M. HOGAN
                                           John M. Hogan
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Also Principal Accounting Officer)