Form 10-Q
period 1996-06-30
AMERICAN EXPLORATION CO
filed 1996-07-31
CIK 715428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

         ON AUGUST 1, 1996, THERE WERE OUTSTANDING 11,807,741 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1996

                                   (Unaudited)


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     June 30, 1996 and December 31, 1995................... 1

                  Condensed Consolidated Statements of Operations
                     for the Three Months Ended June 30, 1996 and
                     1995 and the Six Months Ended June 30, 1996
                     and 1995.............................................. 2

                  Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 1996 and 1995....... 3

                  Notes to Condensed Consolidated Financial Statements..... 4

        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................... 6

PART II.   OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders...... 9

        Item 6.   Exhibits and Reports on Form 8-K......................... 9

SIGNATURES        ........................................................ 10

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                     June 30,   December 31,
                                                                      1996         1995
                                                                    ---------    ---------
                                                                   (Unaudited)
                                         ASSETS

Current assets:
   Cash and temporary cash investments ..........................   $   5,085    $   7,496
   Accounts receivable ..........................................      15,965       14,520
   Receivable from partnerships .................................        --            429
   Assets held for sale .........................................       8,635         --
   Other current assets .........................................       1,112          966
                                                                    ---------    ---------
      Total current assets ......................................      30,797       23,411
                                                                    ---------    ---------

Property, plant and equipment:
   Oil and gas properties, based on successful efforts
      accounting ................................................     293,682      292,027
   Other property and equipment .................................      13,265       13,036
                                                                    ---------    ---------
                                                                      306,947      305,063
   Less: Accumulated depreciation, depletion and amortization ...     148,556      154,646
                                                                    ---------    ---------
      Property, plant and equipment, net ........................     158,391      150,417
                                                                    ---------    ---------

Other assets ....................................................       2,541        2,202
                                                                    ---------    ---------

          Total assets ..........................................   $ 191,729    $ 176,030
                                                                    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................   $  16,219    $  18,149
   Payable to partnerships ......................................       1,394         --
   Accrued liabilities ..........................................      19,955       16,953
                                                                    ---------    ---------
      Total current liabilities .................................      37,568       35,102
                                                                    ---------    ---------

Long-term debt ..................................................      60,000       40,000
                                                                    ---------    ---------
Other liabilities ...............................................       5,018        6,448
                                                                    ---------    ---------

Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 4,000 shares
      issued and outstanding (1996 and 1995) ....................           4            4
   Common stock, par value $.05 per share; 11,807,741 shares
      issued and outstanding (1996); 11,812,483 shares issued and
      outstanding (1995) ........................................         590          591
   Additional paid-in capital ...................................     276,658      276,713
   Accumulated deficit ..........................................    (187,970)    (182,543)
   Unearned compensation ........................................        (126)        (219)
   Notes receivable from officers ...............................         (13)         (66)
                                                                    ---------    ---------
      Total stockholders' equity ................................      89,143       94,480
                                                                    ---------    ---------

          Total liabilities and stockholders' equity ............   $ 191,729    $ 176,030
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

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                For the Three Months      For the Six Months
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                 --------------------    --------------------
                                                                  1996         1995        1996        1995
                                                                 --------    --------    --------    --------
REVENUES:
   Oil and gas sales .........................................   $ 17,260    $ 20,327    $ 33,173    $ 38,159
   Gain on sales of oil and gas properties ...................       --           296         656         443
   Other revenues, net .......................................         31         102          27         960
                                                                 --------    --------    --------    --------
      Total revenues .........................................     17,291      20,725      33,856      39,562
                                                                 --------    --------    --------    --------

COSTS AND EXPENSES:
   Production and operating ..................................      5,214       6,762      10,196      13,524
   Depreciation, depletion and amortization ..................      7,023       7,820      13,473      15,552
   General and administrative ................................      1,542       1,498       3,183       2,983
   Taxes other than income ...................................      1,304       1,708       2,616       3,138
   Exploration ...............................................      5,563          40       7,151         160
                                                                 --------    --------    --------    --------
      Total costs and expenses ...............................     20,646      17,828      36,619      35,357
                                                                 --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS ................................     (3,355)      2,897      (2,763)      4,205
                                                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Interest expense ..........................................     (1,029)     (1,880)     (1,818)     (3,851)
   Other income, net .........................................         72          31          54         152
                                                                 --------    --------    --------    --------
      Total other expense ....................................       (957)     (1,849)     (1,764)     (3,699)
                                                                 --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM .....     (4,312)      1,048      (4,527)        506

Income tax provision .........................................       --           (58)       --           (11)
                                                                 --------    --------    --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................     (4,312)        990      (4,527)        495

Extraordinary gain on extinguishment of debt .................       --          --          --         2,456
                                                                 --------    --------    --------    --------

NET INCOME (LOSS) ............................................     (4,312)        990      (4,527)      2,951

Preferred stock dividends ....................................       (450)       (450)       (900)       (900)
                                                                 --------    --------    --------    --------

NET INCOME (LOSS) TO COMMON STOCK ............................   $ (4,762)   $    540    $ (5,427)   $  2,051
                                                                 ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE:
    Primary and fully diluted:
      Income (loss) before extraordinary item ................   $  (0.40)   $   0.05    $  (0.46)   $  (0.03)
      Extraordinary item .....................................       --          --          --          0.20
                                                                 --------    --------    --------    --------
         NET INCOME (LOSS) PER COMMON SHARE ..................   $  (0.40)   $   0.05    $  (0.46)   $   0.17
                                                                 ========    ========    ========    ========

NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted .................................     11,811      11,814      11,812      11,811
                                                                 ========    ========    ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                         --------------------
                                                                           1996        1995
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................   $ (4,527)   $  2,951
   Adjustments to arrive at net cash provided by operating activities:
      Depreciation, depletion and amortization .......................     13,473      15,552
      Gain on sales of oil and gas properties ........................       (656)       (443)
      Exploration expense ............................................      7,198         142
      Extraordinary gain on extinguishment of debt ...................       --        (2,456)
      Other, net .....................................................        249         274
   Changes in operating working capital:
      Accounts receivable ............................................       (209)        994
      Other current assets ...........................................        185         235
      Accounts payable and accrued liabilities .......................     (3,416)     (2,689)
   Other operating ...................................................       (368)      1,247
                                                                         --------    --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES ......................     11,929      15,807
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties .............................    (16,728)    (10,212)
   Development and exploration expenditures ..........................    (17,510)    (13,267)
   Proceeds from sales of oil and gas properties, net ................      1,168       2,441
   Other investing ...................................................       (283)      2,781
                                                                         --------    --------

      NET CASH USED IN INVESTING ACTIVITIES ..........................    (33,353)    (18,257)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings ..............................................     23,000      39,500
   Bank debt repayments ..............................................     (3,000)     (5,000)
   Bridge debt repayments ............................................       --       (31,128)
   Preferred stock dividends .........................................       (900)       (900)
   Other financing ...................................................        (87)     (1,023)
                                                                         --------    --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................     19,013       1,449
                                                                         --------    --------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..................     (2,411)     (1,001)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD ...........      7,496       9,973
                                                                         --------    --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD .................   $  5,085    $  8,972
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

(2)   PRO FORMA INFORMATION

        The following pro forma summary of consolidated results of operations for the six months ended June 30, 1996 and 1995 gives effect to: (i) the acquisition of interests in five offshore blocks in the Gulf of Mexico (the "Offshore Properties") in March 1996, (ii) the sale of the Sawyer Field in July 1995, (iii) the 1995 sales of interests in several other fields for approximately $2.5 million, and (iv) the acquisition of investors' interests in a series of institutional programs (the "APPL Consolidation"), which was completed in the first half of 1995, as if these transactions had occurred as of January 1, 1995.

(In thousands except for per share amounts)                 FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------

Pro forma revenues ....................................    $ 35,820     $ 35,016

Pro forma income (loss) before extraordinary item .....      (4,580)         678

Pro forma net income (loss) to common stock ...........      (4,580)       3,134

Pro forma net income (loss) per common share:
   Primary and fully diluted:
      Income (loss) before extraordinary item .........    $  (0.39)    $   0.06
      Net income (loss) ...............................       (0.39)        0.27

   Weighted average shares outstanding:
      Primary and fully diluted .......................      11,812       11,812

        The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had these transactions occurred as of January 1, 1995.

(3)   ASSETS HELD FOR SALE

        In July 1996, the limited partners of the New York Life Oil and Gas Producing Properties Programs (the "NYLOG Programs"), a series of publicly registered limited partnerships of which a Company subsidiary is a co-general partner, approved the liquidation of the partnerships. During the third quarter of 1996, the co-general partners will begin negotiations to sell the properties owned by the NYLOG Programs. The liquidation of the partnerships is expected to be completed in early 1997. The Company's interests in the NYLOG properties have been classified as assets held for sale in the accompanying balance sheet as of June 30, 1996. Assets held for sale also include certain additional property interests which are held by American through a direct interest or through another partnership and which the Company intends to offer for sale with the NYLOG properties. Although there can be no assurance as to the amount of proceeds to be derived from such sales, the Company believes that the net proceeds from the property dispositions are expected to exceed the current carrying value of the properties. Accordingly, the assets are stated at net book value.

(4)   DEBT

        Outstanding bank debt totaled $25.0 million as of June 30, 1996. The Company borrowed $14.0 million under the bank credit facility to fund the March 1996 acquisition of the Offshore Properties.

        The borrowing base under the bank credit facility is redetermined by the banks semiannually, and in June 1996, the borrowing base was redetermined at $45.0 million.

(5)   CASH FLOW INFORMATION

        Net cash provided by operating activities included cash payments for interest totaling $1.8 million and $4.0 million, net of capitalized interest of $720,000 and $695,000, for the first six months of 1996 and 1995, respectively. No income taxes were paid by the Company in the first six months of 1996. The Company paid income taxes of $12,000 for the first six months of 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain operating information of the Company for the periods presented in the accompanying financial statements.

                                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                ENDED JUNE 30,          ENDED JUNE 30,
                                             --------------------     ------------------
                                                1996      1995          1996      1995
                                                ----      ----          ----      ----
AVERAGE SALES PRICE:
   Gas ($/Mcf) ............................   $  1.87   $  1.74       $  1.87   $  1.71
   Oil ($/Bbl) ............................     16.83     17.39         16.70     16.98
   BOE ($/BOE) ............................     13.11     12.33         13.13     12.06

PRODUCTION DATA:
   Gas (MMcf) .............................     5,230     7,191         9,830    13,853
   Oil (MBbls) ............................       445       449           887       854
   MBOE ...................................     1,317     1,648         2,526     3,163

ADDITIONAL ($/BOE) DATA:
   Production and operating costs .........   $  3.96   $  4.10       $  4.04   $  4.28
   Production and severance taxes .........      0.39      0.65          0.44      0.62
   Depreciation, depletion and amortization      5.33      4.75          5.33      4.92

REVENUES

        The Company recorded oil and gas sales of $17.3 million for the second quarter of 1996 compared to $20.3 million for the second quarter of 1995. For the first six months of the year, oil and gas sales totaled $33.2 million in 1996 and $38.2 million in 1995. Lower sales for both periods of 1996 relative to the prior year reflect a 20% overall production decline primarily due to the July 1995 sale of the Sawyer Field, offset in part by the impact of higher gas prices.

        Gas production decreased to 5,230 MMcf for the second quarter of 1996 from 7,191 MMcf for the same quarter of 1995, which negatively impacted sales by $3.4 million. Similarly, gas production for the first half of 1996 declined to 9,830 MMcf or 29% below the comparable period of 1995, resulting in a $6.9 million decrease in sales revenue. The reduction in gas volumes for both periods of 1996 was mainly attributable to the loss of production of approximately 20 MMcf per day due to the sale of the Sawyer Field.

        Oil production for the second quarter of 1996 remained relatively flat at 445 MBbls compared to 449 MBbls for the same quarter of the prior year. For the first six months of 1996, oil production totaled 887 MBbls or 4% above the 854 MBbls of oil produced during the comparable period of 1995, which favorably impacted year-to-date sales by $600,000. Oil production increases in 1996 resulting from the first quarter 1996 acquisition of the Offshore Properties, the late 1995 acquisition of an additional interest in the Buckner Field and the successful 1995 horizontal drilling program at the Midway Field were offset by the impact of the sales of several oil producing properties in late 1995 and early 1996.

        The impact of lower production in 1996 was partially mitigated by an increase in the Company's average realized gas price. American's gas price averaged $1.87 per Mcf for both the quarterly and year-to-date periods of 1996 compared to $1.74 and $1.71 for the respective periods of 1995. However, the Company's average oil price declined slightly, falling to $16.83 per Bbl for the 1996 quarter and $16.70 for the first half of 1996, which represented decreases of 3% and 2%, respectively. The net increase in oil and gas prices contributed $400,000 to the Company's quarterly revenues in 1996 and contributed $1.3 million to year-to-date 1996 revenues.

        During the second quarter of 1996, American had commodity price swap agreements covering approximately 48% of the Company's gas production and approximately 69% of its oil production. As a result of the price hedges, the Company's oil and gas sales revenues were reduced by $2.4 million during the second quarter of 1996 and by $336,000 during the same period of 1995. Excluding the impact of the hedging losses, American's average oil and gas prices for the second quarter of 1996 would have been $19.72 per Bbl and $2.07 per Mcf. For the second quarter of 1995, the Company's oil price would have been $18.06 exclusive of the hedges while the gas price was not materially affected by the hedges.

        For the first half of 1996, hedging agreements covered approximately 61% of the Company's gas production and approximately 66% of its oil production, resulting in a $3.8 million revenue reduction. American's year-to-date 1996 oil and gas prices would have averaged $18.84 per Bbl and $2.06 per Mcf exclusive of the hedges. For the comparable period of 1995, the Company recorded a net hedging gain of $583,000. The Company's average gas price for the first half of 1995 was boosted by $0.07 per Mcf due to the hedges while the average oil price for that period was reduced by $0.42 per Bbl.

        For information regarding oil and gas price hedging arrangements in effect for the remainder of 1996, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        American recognized gains on the sales of oil and gas properties totaling $656,000 and $443,000 for the first half of 1996 and 1995, respectively, which resulted from the divestiture of various minor properties. In the first half of 1995, the Company recorded net gas settlement income of $879,000 as a result of the final judgment in certain litigation regarding the terms of a gas purchase contract.

COSTS AND EXPENSES

        Production and operating costs totaled $5.2 million for the second quarter of 1996 and $10.2 million for the first half of 1996, which represented declines of 23% and 25%, respectively, compared to the same periods of 1995. The decreases in costs primarily resulted from the sale of the Sawyer Field in July 1995 and sales of other minor properties during December 1995 and January 1996.

        Depreciation, depletion and amortization ("DD&A") totaled $7.0 million and $7.8 million for the second quarter of 1996 and 1995, respectively. For the year-to-date period, DD&A totaled $13.5 million in 1996 or 13% below the comparable 1995 period. Lower DD&A expense resulted from the reduction in production volumes, as discussed above, partially offset by the impact of higher DD&A rates in 1996. The Company's DD&A rate was $5.33 per BOE in both periods of 1996 compared to rates of $4.75 and $4.92 for the second quarter and first six months of 1995, respectively. Increased 1996 DD&A rates primarily reflect the higher rates associated with offshore properties in the Gulf of Mexico, which represent a greater portion of the Company's property base than in 1995.

        General and administrative expense ("G&A") remained constant at $1.5 million for the second quarter of both years although G&A increased to $3.2 million for the first half of 1996, a 7% increase over the comparable 1995 period. The increase in year-to-date G&A primarily reflects additional legal fees incurred in 1996 and the loss of management and technical fee reimbursements following the APPL Consolidation.

        Taxes other than income totaled $1.3 million for the second quarter of 1996 and $2.6 million for the first six months of 1996, compared to $1.7 million and $3.1 million, respectively, for the same periods of 1995. The decline in tax expense in 1996 was primarily due to lower production levels in 1996 and state severance tax refunds totaling $500,000. On a unit of production basis, the Company's tax rate for the first half of 1996 has dropped 29%, which was attributable to the refunds and to the impact of American's acquisition of additional offshore properties located in federal waters, for which no severance taxes are required to be paid.

        Exploration expense of $5.6 million for the second quarter of 1996 reflected dry hole expense of $3.8 million related to five unsuccessful exploratory wells, including three offshore sites. For the first half of 1996, exploration expense totaled $7.2 million, including an additional $1.0 million of expense related to three unsuccessful wells drilled in the first quarter. The remainder of the increase in 1996 exploration expense, as compared to 1995, was primarily attributable to geological and geophysical costs arising from increased exploration activity this year.

        Interest expense decreased to $1.0 million for the second quarter of 1996, or 45% below the same quarter of 1995. For the first half of 1996, interest expense dropped 53% to $1.8 million. American's outstanding debt balance has been significantly reduced in the first half of 1996 compared to the same period of the prior year due to the repayment of bank debt in mid-1995 using the proceeds of the Sawyer sale. During the first half of 1995, the Company had over $60 million of outstanding bank debt primarily incurred in conjunction with the APPL Consolidation.

EXTRAORDINARY ITEM

        The $2.5 million extraordinary gain recorded in 1995 resulted from the extinguishment of nonrecourse debt in conjunction with the APPL Consolidation.

NET INCOME (LOSS)

        American reported a net loss of $4.3 million, or a $0.40 loss per common share, for the second quarter of 1996, compared to net income of $1.0 million, or $0.05 per common share, for the same quarter last year. For the first half of 1996, the Company recorded a net loss of $4.5 million, or a $0.46 loss per common share. Net income for the first six months of 1995 totaled $3.0 million, or $0.17 per common share. While the Company's operating margin improved significantly during 1996, due to the combined effect of increased gas prices and reduced production costs and interest expense, net losses resulted from higher exploration expense recorded in 1996. In addition, net income for the first half of 1995 included the extraordinary gain on debt extinguishment and the proceeds of a gas contract settlement.

CAPITAL RESOURCES AND LIQUIDITY

        Net cash provided by operating activities totaled $11.9 million during the first six months of 1996 compared to $15.8 million during the same period of 1995. A substantial portion of the $3.9 million decrease in cash flow from operating activities was attributable to the impact of changes in working capital due to the timing of certain cash receipts and payments. Operating cash flow before changes in working capital declined $283,000 due to lower production levels in 1996, primarily resulting from the sale of the Sawyer Field, offset by reduced operating and interest costs.

        During the first six months of 1996, capital expenditures for the acquisition of oil and gas properties totaled $16.7 million, compared to $10.2 million in the same period of 1995. In March 1996, the Company and Dominion Reserves, Inc. acquired interests in the Offshore Properties from a private company for a purchase price of approximately $56.0 million. American's 25% share of the acquisition totaled $14.0 million. The Offshore Properties added estimated proved reserves totaling 11.3 Bcf of natural gas and 600 MBbls of crude oil and liquids, net to American's interest. Other acquisition expenditures in 1996 primarily related to leasehold additions in South Texas and the Gulf of Mexico. Acquisition expenditures in 1995 primarily related to the APPL Consolidation.

        Development and exploration expenditures for the first six months of 1996 and 1995 totaled $17.5 million and $13.3 million, respectively. Significant development activity in 1996 included a successful well at High Island Block 13-L, which was producing approximately 7,000 Mcf of gas per day (4,000 Mcf per day net to American's interest) as of mid-July 1996, and eleven completions at the Bradshaw Field in Kansas, which have increased that field's gas production to over 17,000 Mcf per day (13,000 Mcf net to American) as of mid-July 1996. The Company is conducting additional development activity in the Texas State Waters area of the Gulf of Mexico and in various fields in South Texas. The Company participated in the completion of thirteen exploratory wells during the first half of 1996, of which five wells were successful, including four prospects in South Texas. Eight exploratory wells, including four offshore wells, drilled in the first half of 1996 were unsuccessful. Approximately $25 million of additional development and exploration expenditures are budgeted for the remainder of 1996, and at least seven exploratory wells are planned for the third quarter of 1996. Significant projects in 1995 included drilling in the Gulf of Mexico and development activity in the West McAllen Field.

        Outstanding bank debt totaled $25.0 million as of June 30, 1996. The Company borrowed $14.0 million under the bank credit facility to fund the March 1996 acquisition of the Offshore Properties. The borrowing base under the bank credit facility is redetermined by the banks semiannually, and in June 1996, the borrowing base was redetermined at $45.0 million.

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

                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on May 21, 1996, the stockholders elected all of the nominees for directors set forth in the Company's proxy statement as follows:

                                               AFFIRMATIVE              VOTES
                                                  VOTES                WITHHELD
                                               -----------             --------
        Mark Andrews                            9,266,197              556,674
        Harry W. Colmery, Jr.                   9,265,101              557,770
        Irvin K. Culpepper, Jr.                 9,266,374              556,497
        Walter J. P. Curley                     9,264,986              557,885
        Phillip Frost, M.D.                     9,266,355              556,516
        Peter G. Gerry                          9,266,421              556,450
        H. Phipps Hoffstot, III                 9,265,906              556,965
        John H. Moore                           9,263,834              559,037
        Peter P. Nitze                          9,265,839              557,032

        The Company's stockholders also approved the appointment of Arthur Andersen LLP as American's independent public accountants for 1996. This proposal received 9,804,692 affirmative votes, 13,400 negative votes and 4,779 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             10(a) Amendment No. 4 to Amended and Restated Credit Agreement, dated June 5, 1996, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of Montreal, as co-agent.

             27     Financial Data Schedule.

        (b)  Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K dated June 30, 1996, to incorporate by reference therein American's news release dated July 29, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN EXPLORATION COMPANY

Date:   July 31, 1996                By: /s/ MARK ANDREWS
                                             Mark Andrews
                                             Chairman of the Board
                                             and Chief Executive Officer

Date:   July 31, 1996                By: /s/ JOHN M. HOGAN
                                             John M. Hogan
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Also Principal Accounting Officer)