Form 10-K
period 1996-12-31
AMERICAN EXPLORATION CO
filed 1997-03-27
CIK 715428

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-11871

                          AMERICAN EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                                     74-2086890
      (State or Other Jurisdiction of                                    (I.R.S. Employer
      Incorporation or Organization)                                    Identification No.)

         1331 LAMAR, SUITE 900
             HOUSTON, TEXAS                                                    77010
(Address of Principal Executive Offices)                                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (713) 756-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                            ON WHICH REGISTERED
          -------------------                                            -------------------
Common Stock, $.05 par value                                            American Stock Exchange
Depositary Shares, each representing                                    American Stock Exchange
   a 1/200 interest in a share of $450
   Cumulative Convertible Preferred Stock,
   Series C, par value $1.00 per share

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   _______

         The aggregate market value of the voting stock held by non-affiliates of the Company was $203,228,652 based on the closing price on February 28, 1997 as reported on the American Stock Exchange. As of February 28, 1997, there were outstanding 15,695,008 shares of the Company's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company, which will be filed within 120 days of December 31, 1996, are incorporated by reference into Part III of this Report.

================================================================================

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
                                                          PART I


Item   1.      Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1
Item   2.      Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1
Item   3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17
Item   4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .          17



                                                         PART II


Item   5.      Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . .          17
Item   6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18
Item   7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19
Item   8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .          24
Item   9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24



                                                         PART III


Item   10.     Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . .          25
Item   11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25
Item   12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . .          25
Item   13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . .          25



                                                         PART IV


Item   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . .          26

                                    PART  I


       This Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Report on Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future development and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, (including the risk factors discussed elsewhere herein including under Items 1 and 2. "Business and Properties - Certain Risk Factors," "- Regulation," and "- Environmental Matters," and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "- Changing Oil and Gas Prices"), general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

GENERAL

       American Exploration Company ("American" or the "Company") is an independent company engaged in the exploration, development and production of oil and natural gas. American's oil and gas operations are conducted in the United States with exploration, development and acquisition activities concentrated in the Gulf of Mexico, South Texas, East Texas and southwestern Arkansas.

       American's proved reserves at December 31, 1996 totaled approximately
42.3 million barrels of oil equivalent ("MMBOE"), of which 66% were natural gas based on a conversion factor of six thousand cubic feet ("Mcf") of gas per barrel ("Bbl") of oil. Approximately 80% of total proved reserves are developed, and approximately 58% are attributable to properties operated by the Company. The Company also holds approximately 300,000 net acres of undeveloped properties.

       American's executive offices are located at 1331 Lamar, Suite 900, Houston, Texas 77010, telephone 713-756-6000. At February 1, 1997, American had 158 full-time employees, none of whom is represented by any labor union.

BUSINESS STRATEGY

       American's strategy is to increase reserves, production, cash flow and earnings through exploration, development and selective acquisitions within its core operating areas. The Company's strategy is designed to capitalize on its competitive strengths, including the experience and technical expertise of its operating personnel, a substantial seismic database and a concentration of developed and undeveloped acreage in its core operating areas. The principal features of this strategy are set forth below.

       GEOGRAPHIC FOCUS.   The Company's exploration, development and
acquisition activities are primarily focused in the Gulf of Mexico, South Texas (with an emphasis on the Wilcox and Frio Trends), the Cotton Valley Pinnacle Reef Trend in East Texas and the Smackover Trend in southwestern Arkansas. The Company believes that by focusing its operations, it can achieve cost efficiencies and enhance its ability to add new reserves. In 1996, approximately 90% of the Company's exploration and development budget and substantially all of its acquisition activities were concentrated in its core operating areas. The Company is also in the process of divesting certain properties that are not consistent with its geographic focus and may, from time to time, divest additional non-strategic properties.

       ACTIVE DRILLING PROGRAM.   The Company is engaged in an active drilling
program and attempts to maintain a project portfolio consisting of development, exploitation and exploration projects. The Company's development and exploitation activities include development drilling, recompletions of existing wells into new zones and facilities work. During 1996, the Company spent approximately $15.6 million on development activities and drilled 52 gross (14 net) wells, 92% of which were successfully completed. The Company's exploration activities are generally concentrated in areas where in-house geological knowledge and two-dimensional ("2-D") seismic data can be used to identify prospect leads. The Company then attempts to establish large lease positions and generally initiates or acquires three-dimensional ("3-D") seismic data to confirm prospects prior to drilling. The Company typically shares the risks associated with its exploration prospects with industry partners. In addition to internally generated exploration prospects, the Company selectively participates in exploration prospects initiated by other oil and gas companies. During 1996, the Company spent approximately $26.7 million on exploration and drilled 32 gross (15 net) wells, 50% of which were successfully completed.

       SELECTIVE ACQUISITIONS.   The Company's acquisition strategy is to
acquire producing properties within its core operating areas that enhance its competitive position, offer economies of scale and provide further development and/or exploration potential. The Company seeks to acquire properties in which it can obtain a significant ownership percentage and become the operator. During 1996, the Company invested approximately $67.9 million to acquire interests in seven blocks in the Gulf of Mexico, four of which are operated by the Company, and certain other proved property interests, including additional working interests in several of the Company's largest fields.

       ADVANCED TECHNICAL CAPABILITIES.   The Company makes extensive use of
advanced technologies, most notably 3-D seismic, computer-aided exploration and specialized drilling applications such as short radius horizontal wells, to better delineate or produce oil and gas reserves. The Company's staff of geologists and geophysicists performs all interpretation and seismic mapping on in-house 3-D seismic workstations.

       FINANCIAL FLEXIBILITY, COST EFFICIENCY.   The Company is committed to
maintaining financial flexibility in order to pursue its existing exploration and development projects and to take advantage of future opportunities. Over the past four years, the Company has implemented a number of steps to reduce debt and improve its liquidity and financial flexibility. Largely as a result of these steps, the Company's ratio of total debt to total capitalization has decreased from 60% at December 31, 1992 to 32% at December 31, 1996. Through cost reductions, the addition of higher margin properties and higher oil and gas prices, the Company's operating margin has increased from $2.72 per BOE for the year ended December 31, 1992 to $6.71 per BOE for the year ended December 31, 1996.

SIGNIFICANT EVENTS IN 1996

       ACQUISITION OF ANCON INTERESTS.   In December 1996, the Company acquired
from New York Life Insurance Company ("New York Life") and certain of its affiliates (collectively, the "Limited Partners") the Limited Partners' aggregate 80% interest in Ancon Partnership Ltd. ("Ancon") for a purchase price of approximately $12.9 million (the "Ancon Acquisition"). The Company served as general partner of Ancon and owned a 20% interest in the partnership. The acquisition was funded through borrowings under the Company's revolving bank credit agreement (the "Credit Agreement"). The net assets acquired by the Company included interests in proved oil and gas reserves totaling an estimated
2.3 MMBOE as of October 1, 1996, the effective date of the transaction, and $5.2 million of working capital. The acquisition of the Limited Partners' interests increased the Company's net ownership position in several of its major properties, including the Bradshaw and Bowdoin fields.

       SEPTEMBER 1996 ACQUISITION.   In September 1996, the Company acquired
interests in two blocks in the Gulf of Mexico, High Island Block 116 and East Cameron Block 328, for a purchase price of approximately $39 million, net of interests that were sold to a third party in November 1996 (the "September 1996 Acquisition"). The acquisition was funded through borrowings under the Credit Agreement. The acquired properties added estimated proved reserves (as estimated by the Company as of the date of acquisition) totaling 3.6 MMBbls of oil and 16.9 Bcf of natural gas. The Company initiated a multi-well development drilling program on East Cameron Block 328 in December 1996 and believes that both blocks have additional unproved reserve potential through higher primary reserve recovery and additional drilling.

       MARCH 1996 ACQUISITION.   In March 1996, the Company and a subsidiary of
Dominion Resources, Inc. acquired interests in five offshore blocks in the Gulf of Mexico for a purchase price of approximately $56 million (the "March 1996 Acquisition" and, together with the September 1996 Acquisition, the "Offshore Acquisitions"). The Company's 25% share of the March 1996 Acquisition was funded through borrowings of approximately $14 million under the Credit Agreement.

The acquired properties added estimated proved reserves (as estimated by the Company as of the date of acquisition) totaling 600 MBbls of oil and 11.3 Bcf of natural gas, net to the Company's interest. Three of the acquired properties, High Island Block 45, South Marsh Island Block 133 and East Cameron Block 129, which together represent substantially all of the proved reserve value of the properties acquired in the March 1996 Acquisition, are operated by the Company. During the third quarter of 1996, the Company completed the installation of production facilities on East Cameron Block 129 and completed a development well on South Marsh Island Block 133. The Company believes that the acquired properties have additional reserve potential through higher primary reserve recovery and the installation of gas compression.

       1996 SALES.   In July 1996, the limited partners of the New York Life
Oil and Gas Producing Properties Programs (the "NYLOG Programs"), a series of publicly registered limited partnerships of which a Company subsidiary is a co-general partner, approved the liquidation of the partnerships (the "NYLOG Liquidation"). During the fourth quarter of 1996, the Company closed the sales of interests in approximately 100 oil and gas properties, including those properties owned by the NYLOG Programs and certain related properties (the "1996 Sales"). The Company received net proceeds from the sales of its property interests aggregating approximately $10.1 million. The Company believes that the divestiture of numerous minor property interests located outside of American's core operating areas will provide additional operating efficiencies.

PRIMARY OPERATING AREAS

     Set forth below is information concerning certain of the Company's significant fields.

                                                                       As of December 31, 1996
                                                                ------------------------------------------------
                                                                                                   Present Value
                                                                                                   of Estimated
                                                                      Proved Reserves                Future
                                                     Average    --------------------------------
                                                     Working       Oil        Gas                  Net Revenues
                                        Operator    Interest     (MBbls)     (MMcf)       MBOE    (in thousands)
                                        ---------   ---------   ---------  ---------   ---------  --------------
Gulf of Mexico
   High Island Block 116  . . . . .      Other         44%            192     13,989       2,523    $    42,299
   East Cameron Block 328 . . . . .        AX         100%          3,290      2,209       3,658         40,140
   High Island Block 45 . . . . . .        AX          21%             24      6,620       1,127         16,433
   South Marsh Island Block 133 . .        AX          25%            506        325         560          9,341
   Brazos Complex . . . . . . . . .        AX          52%             12      6,057       1,022          8,448
   High Island Block 98-L . . . . .      Other         22%             40      4,438         780          7,057
   Other  . . . . . . . . . . . . .     AX/Other     Varies            47      3,847         688         10,476
                                                                ---------  ---------   ---------    -----------

 . . . . . . . . . . . . . . . . . .                                 4,111     37,485      10,358        134,194
                                                                ---------  ---------   ---------    -----------

South Texas
   AWP Field  . . . . . . . . . . .        AX          51%            628      3,876       1,274         10,591
   Yoakum Gorge Area  . . . . . . .      Other       18%-53%           47      4,240         754         10,284
   Other  . . . . . . . . . . . . .      AX/Other    Varies           242      3,672         854          9,571
                                                                ---------  ---------   ---------    -----------

                                                                      917     11,788       2,882         30,446
                                                                ---------  ---------   ---------    -----------

Smackover Trend
   Midway Field . . . . . . . . . .        AX          63%          1,340      -           1,340         10,769
   Buckner Field  . . . . . . . . .        AX         100%          1,472      -           1,472          9,706
   Other  . . . . . . . . . . . . .      AX/Other    Varies            13        228          51            762
                                                                ---------  ---------   ---------    -----------

                                                                    2,825        228       2,863         21,237
                                                                ---------  ---------   ---------    -----------
Other
   Bradshaw Field . . . . . . . . .         AX          95%         -         49,822       8,304         44,229
   Bowdoin Field  . . . . . . . . .       Other         22%         -         19,343       3,224         27,140
   Henderson Canyon Area  . . . . .       Other         29%            57     10,834       1,863         16,491
   Other  . . . . . . . . . . . . .      AX/Other     Varies        6,474     37,911      12,792        111,805
                                                                ---------  ---------   ---------    -----------

                                                                    6,531    117,910      26,183        199,665
                                                                ---------  ---------   ---------    -----------

      Total . . . . . . . . . . . .                                14,384    167,411      42,286    $   385,542
                                                                =========  =========   =========    ===========


         GULF OF MEXICO

         The Gulf of Mexico is the Company's most significant area of exploration, development and acquisition activity and represents approximately 60% of the Company's 1997 budgeted exploration and development expenditures. Approximately 24% of the Company's total proved reserves as of December 31, 1996 were attributable to properties in the Gulf of Mexico. As of December 31, 1996, the Company held working interests in 43 offshore blocks covering approximately 82,334 gross (21,141 net) developed acres and approximately 82,339 gross (34,102 net) undeveloped acres.

         A description of American's major Gulf of Mexico properties follows:

         HIGH ISLAND BLOCK 116.   High Island Block 116 is located in shallow
federal waters, offshore Texas. The Company acquired a 44% working interest in the block in the September 1996 Acquisition. In August 1996, the block was placed on production from the Lower Miocene sands at an approximate depth of 10,000 feet. The producing well has three additional behind pipe intervals which are classified as proved.

         EAST CAMERON BLOCK 328.   East Cameron Block 328 is located in federal
waters, offshore Louisiana. The block is located in approximately 240 feet of water on the flank of a large salt feature with multiple sands located in several fault blocks. The Company acquired a 100% working interest in the block in the September 1996 Acquisition and is the operator of the property. Initial production on the block was established in the Trim `A' and `S' sands in the early 1970s, and in 1995, a subsequent operator re-established production in the Trim `A' sand and discovered oil and gas in the HB-1 sand.
As of December 31, 1996, two wells were completed on the block, one each in the Trim `A' and HB-1 sands. In 1997, the Company has completed a subsea discovery in the HB-1 sand and expects to drill up to five wells to develop proved and probable reserves identified by offset wells or through 3-D seismic.

         HIGH ISLAND BLOCK 45.   High Island Block 45 is located in shallow
federal waters, offshore Texas. The Company holds a 21% working interest in the block and is the operator. The block was placed on production in March 1995 from the Lower Miocene sands at an approximate depth of 11,000 feet. The majority of the gas production from the block is sold under a two-year, fixed price contract entered into in April 1996 at an average price of approximately $2.00 per MMbtu.

         SOUTH MARSH ISLAND BLOCK 133.   South Marsh Island Block 133 is
located in federal waters, offshore Louisiana. The Company acquired its 25% working interest in the block in the March 1996 Acquisition and is the operator. The Company drilled a successful development well in the third quarter of 1996.

         BRAZOS COMPLEX.   The Brazos Complex consists of the Brazos Blocks
440-L and 446-L and adjoining undeveloped blocks, located in shallow state waters, offshore Matagorda County, Texas. The Company is the operator of these blocks and holds an average working interest of 52% in the Brazos Complex, including a 75% working interest in several undeveloped blocks. In 1995, the Company increased its leasehold position in the Brazos Complex area and participated in a 400 square mile 3-D seismic survey. In 1996, the Company drilled four wells on its Brazos acreage. The Company made two gas discoveries on Brazos Blocks 478 and 479 during the fourth quarter of 1996 and plans to install production facilities in 1997. The Company has identified four additional potential drilling locations on Blocks 478 and 479.

         HIGH ISLAND BLOCK 98-L.   High Island Block 98-L is located in shallow
federal waters, offshore Texas. The Company holds a 22% working interest in the block, where a discovery well was drilled in August 1996. The well logged 153 net feet of productive sand in the Lower Miocene formation at an approximate depth of 10,000 feet and was placed on production in December 1996.

         SOUTH TEXAS

         Approximately 20% of the Company's 1997 exploration and development budget is allocated to its South Texas operating area. South Texas represented approximately 7% of the Company's total proved reserves at December 31, 1996.

         A description of American's major South Texas properties follows:

         AWP FIELD.   The AWP Field is located in McMullen County, Texas and
produces oil and gas from the Olmos sand at an average depth of 9,700 feet. The Company operates 106 wells with an average working interest of 51%. The Company drilled a successful development well that came on production in January 1997. The Company intends to drill three additional wells in 1997.

         YOAKUM GORGE AREA.   The Yoakum Gorge Area is located in Lavaca
County, Texas and has been the primary focus of the Company's South Texas activity since early 1995. The Company has participated in two Lower Wilcox discoveries, one in late 1995 and one in 1996, and ten Frio discoveries. The Company's primary focus is its 52.5% working interest in the Yoakum Gorge 3-D project where the Company controls over 55,000 acres and has recently completed a 152 square-mile proprietary 3-D survey. The initial phase of the 3-D data has confirmed numerous prospects in the shallow Frio and Yegua formations as well as the deeper Wilcox formation. During the fourth quarter of 1996, the Company drilled ten shallow wells, eight of which resulted in Frio, Miocene or Yegua discoveries. In 1997, the Company intends to drill approximately 40 shallow wells and four Lower Wilcox wells.

         SMACKOVER TREND

         American's operations in the Smackover Trend of southwestern Arkansas are focused primarily in the Midway and Buckner fields, both of which are operated by the Company. The Company's ongoing strategy in this area is to capitalize on the horizontal drilling expertise it has developed in exploiting the Midway Field by applying this technology to other Smackover fields. Approximately 7% of the Company's total proved reserves as of December 31, 1996 were located in the Smackover Trend, and approximately 10% of the Company's 1997 exploration and development budget is designated for this area.

         MIDWAY FIELD.   The Midway Field is located in Lafayette County,
Arkansas and produces oil from the Smackover Formation at an average depth of 6,500 feet. The Company became the operator of the field in 1989 and owns an average 63% net working interest in 68 wells. The field is a mature waterflood unit that has produced approximately 80 million barrels of oil since 1942, or approximately 50% of estimated original oil in place. Since assuming operations, the Company has been able to increase oil recoveries by drilling horizontal wells in the uppermost section of the productive formation. Based on the results of its 1995 horizontal drilling program, the Company intends to re-enter up to 16 existing vertical wells in 1997 and drill horizontal extensions.

         BUCKNER FIELD.   The Buckner Field is located approximately 11 miles
southeast of the Midway Field in Lafayette and Columbia Counties, Arkansas. In 1995, the Company acquired a majority of the leases comprising the field and is the operator of 28 wells that produce oil from the Travis Peak and Smackover formations at depths of less than 7,500 feet. The Company holds a 100% working interest in the acquired leases, which represent approximately 75% of the total field area. The Buckner Field, which is geologically similar to Midway, has never been unitized or waterflooded and has cumulatively produced approximately 12 million barrels of oil from the Smackover formation, or approximately 20% of estimated original oil in place. The Company believes that the Buckner Field has significant additional reserve potential and is currently working to unitize the field. American plans to initiate a horizontal drilling program and waterflood project in 1997.

         COTTON VALLEY TREND

         In December 1996, the Company entered into an exploration joint venture with Tom Brown, Inc. in the Cotton Valley Pinnacle Reef Trend ("Cotton Valley"). The Company invested $3.9 million for acreage and 3-D seismic costs in exchange for a 40% interest in certain acreage under lease or option in the trend. A 3-D seismic survey covering a portion of the acreage was completed in January 1997, and the Company expects to commence drilling in mid-1997. Numerous prospect leads have been identified on the Company's acreage.

         The Company also holds a 78% working interest in approximately 640 acres in the Bear Grass Area of Cotton Valley that offset a 1996 discovery by another operator. The Company has acquired 3-D seismic data over its lease for this acreage and is evaluating the potential to drill a well in 1997.

         OTHER OPERATING AREAS

         In addition to the Company's core operating areas, American owns producing properties and reserves in other areas. The Company seeks to manage these properties and reserves in a manner which maximizes cash flow available for reinvestment in the Company's primary areas.

         A description of American's significant properties in other areas follows:

         BRADSHAW FIELD.   The Bradshaw Field encompasses approximately 250
square miles and is located approximately ten miles northwest of the Hugoton Field in Hamilton County, Kansas. The field produces gas from the Winfield, Fort Riley and Towanda sands of the Chase Group at depths ranging from 2,600 feet to 2,900 feet. The Company operates 132 wells with an average net working interest of 95%. In late 1995, the Company and a subsidiary of KN Energy, Inc., the gas gatherer in the field, installed additional compression and pipeline facilities in the field to increase production capacity. During 1996, the Company completed 11 gross (8.7 net) development wells in the field and performed workovers on three wells.

         BOWDOIN FIELD.   The Bowdoin Field is located in northern Montana in
Phillips and Valley Counties. The structure was discovered in 1913. Gas is trapped in over 400 feet of closure in sandstones at depths less than 1,500 feet. The Company owns an average net working interest of 22% in approximately 500 active wells. Over 200 proved undeveloped locations have been identified, and the Company intends to drill in these locations as necessary to maintain production capacity at current levels.

         Gas produced from the Bowdoin Field is sold under a life of lease contract to KN Gas Supply Services, Inc., a subsidiary of KN Energy, Inc. The Company realized an average price of $3.52 per Mcf for gas produced from this field during 1996. This contract is currently the subject of a lawsuit seeking to reduce the contract price to market levels. Reference is made to Note 14 to the Consolidated Financial Statements of the Company, set forth in Item 8, for information regarding such litigation.

         HENDERSON CANYON AREA.   The Henderson Canyon Area includes the
Henderson Canyon Field and the Angus Strawn Field in Crockett County, Texas. The Company has a 29% average working interest in 71 wells. Most of the production is from a single stratigraphically trapped sand body that has a maximum sand thickness of 160 feet. A total of 11 proved undeveloped locations have been identified for drilling in 1997.

RESERVES

         The tables below set forth certain information concerning the proved oil and gas reserves owned by the Company at December 31, 1996. The information contained in the tables is based upon estimates of the proved oil and gas reserves of the Company and the rates of production therefrom. In accordance with the method prescribed by the Securities and Exchange Commission, the estimated future net cash flows before income taxes from proved reserves were projected on the basis of year-end prices, except in those instances where fixed and determinable gas price escalations are covered by contracts. The average realized prices used in the reserve estimates were $22.95 per Bbl of oil and $3.42 per Mcf of gas at December 31, 1996. The Company's estimated future net cash flows from proved oil and gas reserves as of December 31, 1996 were significantly impacted by higher oil and gas prices at the end of 1996 than in recent years. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1996. There can be no assurance that the assumed prices will actually be realized for such production.

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

         Although the Company prepares an annual estimate of proved oil and gas reserves, no estimate of total proved net oil and gas reserves of the Company has been filed with or included in reports to any federal authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The Company is not aware of any major discovery or the occurrence of any other favorable or adverse event since December 31, 1996 that would cause material changes in the quantities of proved reserves owned by the Company as of such date. The information in this section should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, set forth in Item 8. Reference is made to Note 14 to the Consolidated Financial Statements for information regarding certain litigation concerning production from the Bowdoin Field.

         The Company's estimated proved oil and gas reserves at December 31, 1996 are as follows:

                                                                  Oil                  Gas
                                                                Reserves             Reserves
                                                                 (MBbls)              (MMcf)
                                                                ---------           ----------
                 Proved developed . . . . . . . . . . . .          10,117              142,261
                 Proved undeveloped . . . . . . . . . . .           4,267               25,150
                                                                ---------           ----------

                   Total proved   . . . . . . . . . . . .          14,384              167,411
                                                                =========           ==========


   The Company's estimated future net cash flows from proved and proved developed oil and gas reserves at December 31, 1996, and the discounted present value of such cash flows (before income taxes) are as follows (in thousands):

                                                                                      Proved
                                                                  Proved             Developed
                                                                ---------           ----------
                 1997 (a) . . . . . . . . . . . . . . . .       $  86,821           $   90,130
                 1998   . . . . . . . . . . . . . . . . .          80,392               61,472
                 1999 . . . . . . . . . . . . . . . . . .          82,257               63,217
                 Remainder  . . . . . . . . . . . . . . .         355,995              278,220
                                                                ---------           ----------
                   Total future net cash flows  . . . . .       $ 605,465           $  493,039
                                                                =========           ==========

                 Present value before income  . . . . . .
                    taxes (discounted at 10%)   . . . . .       $ 385,542           $  321,835
                                                                =========           ==========


                 _______________
                 (a) For 1997, estimated pre-tax future net cash flows from proved reserves are projected to be lower than estimated pre-tax future net cash flows from proved developed reserves due to estimated capital expenditures associated with proved undeveloped reserves during 1997 of approximately $25.3 million that are primarily for new development wells.

DRILLING

   The following table sets forth the results of drilling activity by the Company for the last three years.

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1996             1995             1994
                                                             ----------       ----------       ----------
                                                                (a)
   Development Wells
   -----------------
   Gross:
      Productive  . . . . . . . . . . . . . . . . . . .              48               40               89
      Dry Holes   . . . . . . . . . . . . . . . . . . .               4                7                6
                                                             ----------       ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . .              52               47               95
                                                             ==========       ==========       ==========

   Net:
      Productive  . . . . . . . . . . . . . . . . . . .           13.28            17.22            31.52
      Dry Holes   . . . . . . . . . . . . . . . . . . .            1.16             2.18             1.48
                                                             ----------       ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . .           14.44            19.40            33.00
                                                             ==========       ==========       ==========

   Exploratory Wells
   -----------------
   Gross:
      Productive  . . . . . . . . . . . . . . . . . . .              16            -                    3
      Dry Holes   . . . . . . . . . . . . . . . . . . .              16                3                3
                                                             ----------       ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . .              32                3                6
                                                             ==========       ==========       ==========

   Net:
      Productive  . . . . . . . . . . . . . . . . . . .            7.54            -                 0.14
      Dry Holes   . . . . . . . . . . . . . . . . . . .            7.69             1.93             1.11
                                                             ----------       ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . .           15.23             1.93             1.25
                                                             ==========       ==========       ==========

   _______________
   (a) As of December 31, 1996, the Company was also drilling or evaluating seven (3.86 net) development wells and five (1.88 net) exploratory wells.

PRODUCTION

   The following table summarizes the average prices received with respect to oil and gas produced and sold from, the net volumes of oil and gas produced and sold from and certain additional information relating to, all properties in which the Company held an interest during the last three years.

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1996             1995             1994
                                                             ----------       ----------       ----------
   Average Sales Price (a):
   -----------------------
      Gas ($/Mcf)   . . . . . . . . . . . . . . . . . .      $     2.03       $     1.74       $     1.90
      Oil ($/Bbl)   . . . . . . . . . . . . . . . . . .           17.21            16.83            15.39
      BOE ($/BOE)   . . . . . . . . . . . . . . . . . .           13.82            12.30            12.67

   Production Data:
   ---------------
      Gas (MMcf)  . . . . . . . . . . . . . . . . . . .          22,369           24,450           16,241
      Oil (MBbls)   . . . . . . . . . . . . . . . . . .           1,789            1,680            1,241
      MBOE  . . . . . . . . . . . . . . . . . . . . . .           5,517            5,755            3,948

   Average Cost Data ($/BOE):
   -------------------------
      Production and operating costs (b)  . . . . . . .      $     4.65       $     5.12       $     6.57
      Depreciation, depletion and amortization (c)  . .            5.36             5.34             7.50

   _______________
   (a)   Prices include the effect of hedging arrangements.
   (b) The reduction in production and operating costs per unit in 1996 was mainly attributable to the impact of the offshore properties acquired in 1996 that have higher production rates and, therefore, lower operating costs per unit relative to the Company's onshore properties. Operating costs in 1994 included $0.62 per BOE related to site remediation costs incurred in connection with various environmental proceedings.
   (c) The reduction in the depletion rate since 1994 reflects the impact of a $25 million impairment charge recorded in the fourth quarter of 1994, which reduced the cost basis of certain oil and gas properties, and the effect of the purchase, in late 1994 and early 1995, of investors' interests in certain institutional oil and gas partnerships formed by the Company in the 1980s (the "APPL Consolidation").

PRODUCTIVE WELLS

   The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1996. Productive wells are either producing wells or wells capable of production although currently shut-in. One or more completions in the same well bore are counted as one well.

                                                                  Gross                Net
                                                                ---------           ----------
                    Oil . . . . . . . . . . . . . . . . .           2,017                  316
                    Gas . . . . . . . . . . . . . . . . .           1,559                  397
                                                                ---------           ----------
                       Total  . . . . . . . . . . . . . .           3,576                  713
                                                                =========           ==========

ACREAGE

   The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1996.

   Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned by the Company. The number of net acres is the sum of the fractional interests owned in gross acres. A net acre is deemed to exist when the sum of the Company's fractional ownership interests in gross acres equals one. Included in the following table are 317,288 gross (17,725 net) developed mineral acres and 789,566 gross (101,215 net) undeveloped mineral acres, all located in the United States. A mineral acre is an acre in which the Company has a perpetual interest, as contrasted to a leased acre in which the Company's interest is typically limited to the life of production or otherwise limited in time.

                                                    Developed                      Undeveloped (a)
                                           --------------------------       ----------------------------
                                              Gross           Net               Gross           Net
                                           -----------    -----------       ------------    ------------
      United States:
         Arkansas . . . . . . . . . .           12,143          3,588             26,619           3,188
         Kansas . . . . . . . . . . .          157,647         76,487             24,298           6,315
         Louisiana  . . . . . . . . .           11,269          1,738              1,649             315
         Mississippi  . . . . . . . .           18,452          4,467            176,277          57,345
         Montana  . . . . . . . . . .          252,433         40,749            151,074          52,970
         New Mexico . . . . . . . . .           13,730          2,631            294,224          73,429
         North Dakota . . . . . . . .           18,564          1,862              6,615             582
         Oklahoma . . . . . . . . . .          138,367         23,312            112,335          12,423
         Texas  . . . . . . . . . . .          262,759         34,057            484,784          64,803
         Utah . . . . . . . . . . . .            5,002          1,794             21,160           6,112
         Wyoming  . . . . . . . . . .              712            163              9,858           2,111
         Eleven other states  . . . .            6,343          2,269             55,984          11,842
         Gulf of Mexico . . . . . . .           82,334         21,141             82,339          34,102
                                           -----------    -----------       ------------    ------------

      Total United States . . . . . .          979,755        214,258          1,447,216         325,537
                                           -----------    -----------       ------------    ------------

      International:
         Canada (b) . . . . . . . . .           22,240            112            149,055             658
         New Zealand (b)  . . . . . .            -              -                725,992          32,307
                                           -----------    -----------       ------------    ------------

      Total International . . . . . .           22,240            112            875,047          32,965
                                           -----------    -----------       ------------    ------------

      Total . . . . . . . . . . . . .        1,001,995        214,370          2,322,263         358,502
                                           ===========    ===========       ============    ============


      _______________
      (a) Excludes 26,199 gross (12,840 net) acres for which the Company holds lease options.
      (b)  Acreage relates to overriding royalty interests.


CERTAIN RISK FACTORS

         ADDITION AND REPLACEMENT OF RESERVES.   The Company intends to utilize
its cash flow from operations and borrowing capacity under the Credit Agreement to fund the Company's exploration, development and exploitation activities and property acquisitions. The decision to explore, develop, exploit or purchase a property will depend in part on the Company's assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities and other factors that are beyond the control of the Company. Such assessments are necessarily inexact and their accuracy is inherently uncertain. Even if geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations, indicate high reserve potential of a prospect or project, there can be no assurance that the Company's exploration, development, exploitation or acquisition activities will result in additional reserves or that the Company will be successful in drilling productive wells.

         In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent that the Company conducts successful exploration, development and exploitation activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. As is generally the case in the Gulf Coast region, many of the Company's producing properties are characterized by a high initial production rate followed by a steep decline in production. As a result, the Company's future oil and natural gas production is highly dependent upon its level of success in finding, acquiring, developing and exploiting additional reserves.

         OPERATING HAZARDS AND UNINSURED RISKS.   The Company's operations are
subject to all of the risks normally incident to the exploration for and the development and production of oil and gas including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. In addition, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation and to interruption or termination of operations by governmental authorities based on environmental or other considerations. Although the Company is not fully insured against certain of these risks, it maintains insurance coverage considered to be customary in the industry. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

         PROGRAM LIABILITY.   The Company and certain of its subsidiaries acted
as general partners of a number of limited partnerships. In such capacity, the Company and such subsidiaries are generally liable for the obligations of the partnerships to the extent that partnership assets are insufficient to discharge liabilities.

TITLE TO PROPERTIES

         The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. The Company does not believe that any of these burdens materially interfere with the use of such properties in the operation of its business. In addition, substantially all of the properties in which the Company or its subsidiaries own a direct interest are subject to mortgages granted to secure borrowings under the Credit Agreement.

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

         In the year ended December 31, 1996, sales to Enron Corp. and certain subsidiaries of KN Energy, Inc. accounted for approximately 26% and 13%, respectively, of the Company's oil and gas revenues. Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations. Reference is made to Note 14 to the Consolidated Financial Statements in Item 8 of this report for information regarding certain litigation with a subsidiary of KN Energy, Inc.

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

REGULATION

         The following discussion of the regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders that affect the Company or to which operations of the Company may be subject.

         FEDERAL REGULATION.   Sales of natural gas by the Company are not
regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affects the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C (collectively, "Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because the FERC continues to review and revise its open-access regulations, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition.

         Sales of oil and natural gas liquids by the Company are not regulated and are made at the wellhead at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on its business, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural liquids.

         REGULATION OF DRILLING AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring drilling permits, requiring the maintenance of bonds in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The operations of the Company are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states, including states in which the Company operates, allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The general effect of these regulations is to limit the amount of crude oil and natural gas the Company can produce from its wells and the number of wells or the locations at which the Company can drill.

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

ROYALTY MATTERS

         By a letter in May 1993 directed to thousands of producers holding interests in federal leases, the United States Department of the Interior (the "Department") announced its interpretation of certain administrative regulations to require the payment of royalties on natural gas contract settlements to resolve, among other things, take-or-pay and minimum take claims by producers against pipelines and other buyers. The Department's letter set forth various theories of liability, all founded on the Department's interpretation of the term "gross proceeds" as used in federal leases and pertinent federal regulations. In an effort to ascertain the amount of such potential royalties, the Department sent a letter to producers in 1993 requiring producers to provide data on natural gas contract settlements where gas produced from federal or Indian leases was involved in the settlement. The Company received a copy of this information demand letter and responded appropriately in May 1994. To date, the Company has received one order to pay additional royalties based on the information supplied to the Department.

         In response to the Department's action, various industry associations, including the Independent Petroleum Association of America, and others filed suit seeking an injunction to prevent the collection of royalties on natural gas contract settlement amounts under the Department's theories. At the federal district court level, the court ruled in favor of the government's position. However, on appeal to the United States Court of Appeals for the District of Columbia Circuit, the federal appellate court in August 1996 overturned the lower court's opinion and held that the government's position was contrary to certain prior court precedents and inconsistent with the government's prior position in response to those precedents. In October 1996, the Department filed a Petition for Rehearing and Suggestion for Rehearing in Banc with the federal appellate court, which was denied on November 21, 1996. The Department did not exercise its right to petition the United States Supreme Court for further review of the case, and the appellate court's ruling is now final. Notwithstanding the recent outcome that was favorable to the industry, one other case raising similar issues is now pending before another Federal appellate court, and the Company cannot predict what further action may be taken by the courts or the Department or what effect, if any, the Department's claims will have on the Company. Furthermore, even if the Department's claims are vindicated by further appellate decisions, certain of the Company's natural gas contract settlements may provide for the buyer to reimburse the Company for any excess or additional payments to royalty owners required as a result of the Company's receipt of the settlement amounts.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to a number of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. In general, the Company believes it has acted as a prudent operator and is in substantial compliance with environmental laws and regulations. The Company has incurred and will continue to incur costs in its efforts to comply with these environmental standards. Although the costs incurred by American to date solely to comply with environmental laws and regulations have not had a material adverse effect upon capital expenditures, earnings or the competitive position of the Company, the trend toward stricter environmental laws and regulations is expected to have an increasingly significant impact on the conduct of American's business. The cost to comply with evolving regulations and the related future impact on American's business cannot be predicted at this time because of the uncertainties regarding future environmental standards, advances in technology, the timing for expending funds and the availability of insurance and third-party indemnification. However, American believes that the evolving environmental standards do not affect the Company in a materially different manner from other similarly situated companies in the oil and gas industry.

         Environmental regulations can increase the cost of planning, designing, installing and operating oil and gas facilities. In most instances, the regulatory requirements impose water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on the Company, the risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas production operations, and no assurance can be given that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production would result in substantial costs and liabilities to the Company.

         SOLID AND HAZARDOUS WASTE. The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company. In addition, many of the properties have been operated by third parties. The Company had no control over such parties' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or other operators) or property contamination (including groundwater contamination by prior owners or other operators) or to perform remedial plugging operations to prevent future contamination.

         The Company generates some wastes that are subject to the Federal Resources Conservation and Recovery Act ("RCRA") and comparable State statutes. The Environmental Protection Agency ("EPA") has limited the disposal options for certain "hazardous wastes". Furthermore, it is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

         SUPERFUND.   The Comprehensive Environmental Response, Compensation,
and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and any party that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs of such actions. In the course of the Company's operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of hazardous substances. The Company may also be an owner of sites on which "hazardous substances" have been released. Therefore, the Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. As of February 28, 1997, neither the Company nor its predecessors has been designated as a potentially responsible party under CERCLA with respect to any such site.

         OIL POLLUTION ACT. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States". The term "waters of the United States" has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages.

         AIR EMISSIONS.   The operations of the Company are subject to local,
state and federal laws and regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to cease construction or operation of certain air emission sources.

         Although the Company believes that its operations are in compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in the operations of companies in the oil and gas industry, and there can be no assurance that such costs and liabilities will not be incurred. Moreover, there can be no assurance that future laws and regulations, including environmental laws and regulations, will not adversely affect the Company's operations and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding the executive officers of the Company.

           Name                                        Office                                          Age
   -------------------------            -------------------------------------------------              ----
   Mark Andrews                         Chairman of the Board and                                       46
                                        Chief Executive Officer

   John M. Hogan                        Senior Vice President and Chief Financial Officer               52

   Elliott Pew                          Senior Vice President - Exploration                             42

   Cindy L. Gerow                       Vice President and Controller                                   32

   Harry C. Harper                      Vice President - Land                                           58

   Robert R. McBride, Jr.               Vice President - Gulf of Mexico Region and                      41
                                        Chief Engineer

   T. Frank Murphy                      Vice President - Corporate Finance and Secretary                42


         MARK ANDREWS, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, founded the Company in 1980. Mr. Andrews is also a director of IVAX Corporation.

         JOHN M. HOGAN, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, who had previously served as Senior Vice President -Finance of the Company during 1985 and 1986, rejoined the Company in August 1992. From 1987 until 1992, Mr. Hogan owned an accounting firm that provided tax, accounting, and management services.

         ELLIOTT PEW, SENIOR VICE PRESIDENT - EXPLORATION, joined the Company in October 1992 as a senior geophysicist. He was appointed Vice President - Exploration in July 1993 and was appointed to his current position in March 1997. From 1989 to 1992, he was employed by FINA, Inc. as a division geologist and then as Exploration Manager - South Texas Division.

         CINDY L. GEROW, VICE PRESIDENT AND CONTROLLER, joined the Company in October 1990. She served in a number of managerial positions with responsibility for various accounting and finance functions. She was appointed Controller of the Company in April 1994 and was appointed to her current position in August 1995.

         HARRY C. HARPER, VICE PRESIDENT - LAND, joined the Company in 1990 when American acquired Hershey Oil Corporation. Prior to that time, he had been Senior Vice President, Secretary and General Counsel of Hershey since 1973.

         ROBERT R. MCBRIDE, JR., VICE PRESIDENT - GULF OF MEXICO REGION AND CHIEF ENGINEER, joined the Company as Vice President - Production Operations in August 1992. He was appointed to his current position in February 1997. From 1988 to 1992, he served in various capacities with British Gas plc, most recently as Exploitation Manager.

         T. FRANK MURPHY, VICE PRESIDENT - CORPORATE FINANCE AND SECRETARY, joined the Company in 1989. He served in a variety of financial positions until December 1991 when he was appointed Vice President - Investor Relations. He was appointed Vice President - Corporate Finance in March 1993 and was appointed Secretary in October 1993.

ITEM 3.   LEGAL PROCEEDINGS

         Information regarding legal proceedings of the Company is set forth in
Note 14 to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the American Stock Exchange under the symbol "AX". At February 28, 1997, the Company had 4,299 stockholders of record.

         The following table sets forth the high and low sales prices for the Company's common stock for the quarters indicated. Prices stated below have been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock effected during the second quarter of 1995.

                          PRICE RANGE OF COMMON STOCK

                                                                    High                 Low
                                                                 -----------         -----------
              Year Ended December 31, 1995
              ----------------------------
                 First Quarter  . . . . . . . . . . . . . .      $   10              $    8  3/4
                 Second Quarter . . . . . . . . . . . . . .          10  7/8              8  1/8
                 Third Quarter  . . . . . . . . . . . . . .          12  1/8             10  3/8
                 Fourth Quarter . . . . . . . . . . . . . .          11  7/8              9  5/8

              Year Ended December 31, 1996
              ----------------------------
                 First Quarter  . . . . . . . . . . . . . .      $   12              $   10  5/8
                 Second Quarter . . . . . . . . . . . . . .          13  1/2             10  5/8
                 Third Quarter  . . . . . . . . . . . . . .          14                  11  7/8
                 Fourth Quarter . . . . . . . . . . . . . .          16  5/8             11  7/8

         The Company has not paid any dividends on its common stock and does not expect to pay dividends on its common stock for the foreseeable future. Payment of dividends on the Company's common stock is also currently prohibited by the terms of various agreements relating to outstanding indebtedness of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the Company as of and for each of the years in the five-year period ended December 31, 1996. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto included in
Item 7 and Item 8, respectively.

         American has made several significant acquisitions and dispositions of oil and gas properties during the periods presented in the table below. American sold approximately 40% of its interest in the Henderson Canyon Field in March 1993, sold its Canadian assets in mid-1993 and sold its interest in the Sawyer Field in July 1995. The Company purchased investors' interests in the APPL Programs in 1994 and early 1995. Also see "Items 1 and 2 - Business and Properties - Significant Events in 1996".

         Net income (loss) per common share for prior periods has been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock effected in June 1995.

                                                                       Year Ended December 31,
                                                   -------------------------------------------------------------
(In thousands, except for per share amounts)          1996         1995        1994         1993         1992
                                                   ----------   ----------  ----------   ----------   ----------
SUMMARY OF OPERATIONS DATA:

Oil and gas sales . . . . . . . . . . . . . .      $   76,228   $   70,768  $   50,033   $   49,589   $   58,560
Total revenues  . . . . . . . . . . . . . . .          77,487       81,967      51,359       58,158       60,008
Income (loss) from operations . . . . . . . .          (3,796)       6,846     (51,433)     (12,018)     (59,679)
Income (loss) before extraordinary item . . .          (8,605)       1,477     (60,235)     (19,186)     (68,899)
Net income (loss) . . . . . . . . . . . . . .          (8,605)       3,933     (54,816)     (19,186)     (65,799)

Net income (loss) per common share:
  Primary and fully diluted:
    Loss before extraordinary item  . . . . .      $     (.84)  $     (.03) $    (7.70)  $    (2.77)  $   (10.73)
    Net income (loss) . . . . . . . . . . . .            (.84)         .18       (7.02)       (2.77)      (10.25)
Cash dividends declared per common share  . .            -            -           -            -             -

SUMMARY OF CASH FLOW DATA:

Cash flow from operations before working
   capital changes  . . . . . . . . . . . . .      $   39,163   $   29,314  $    6,638   $   26,888   $   13,136
Net cash provided by operating activities . .          35,371       33,305       7,747       24,717       14,237


                                                                            December 31,
                                                   -------------------------------------------------------------
                                                      1996         1995        1994         1993         1992
                                                   ----------   ----------  ----------   ----------   ----------
SUMMARY OF BALANCE SHEET DATA:

Property, plant and equipment, net  . . . . . .    $  210,539   $  150,417  $  195,405   $  160,885   $  201,915
Total assets  . . . . . . . . . . . . . . . . .       240,628      176,030     223,894      185,598      256,820
Long-term obligations, excluding current obligations   60,000       40,000     100,710       62,848      115,256
Total stockholders' equity  . . . . . . . . . .       130,379       94,480      87,710       86,406       85,160

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs other than drilling costs for successful wells, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well resulted in the discovery of proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Internal costs related to the acquisition, development and exploration of oil and gas properties are expensed as incurred. Interest is capitalized on qualifying assets, primarily unproved and unevaluated properties. The Company anticipates that results of operations will continue to be significantly impacted by the level of exploration expenditures and the costs of drilling dry exploratory wells that are expensed under the successful efforts method of accounting.

         Depletion of the cost of producing oil and gas properties is computed on the unit-of-production method. The Company also accrues for platform abandonment costs related to its offshore platform facilities on the unit-of-production method. Unproved properties are assessed periodically, and any impairment in value is recognized currently as impairment expense. As of December 31, 1996, the Company owned unproved oil and gas properties with a book value of approximately $33 million. The Company plans to commence drilling on its most significant prospects in 1997; however, if such drilling activity does not result in the discovery of proved oil and gas reserves on a particular property, an impairment charge would be recorded to write off the value of that property.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         REVENUES.   The Company recorded oil and gas sales totaling $76.2
million in 1996 compared to 1995 sales of $70.8 million. Higher sales revenues primarily reflected a 17% increase in the Company's average realized gas price in 1996. The oil and gas industry enjoyed strong commodity prices for most of 1996, although the benefit of higher prices on the Company's revenues was mitigated by the impact of certain price hedging arrangements in effect during the year.

         The Company's 1996 revenues were favorably impacted by approximately $7.2 million due to the effect of higher oil and gas prices compared to the prior year. The Company's gas price averaged $2.03 per Mcf in 1996 compared to $1.74 per Mcf in 1995, while the average oil price realized rose slightly to $17.21 per Bbl in 1996 from $16.83 per Bbl a year earlier. During 1996, the Company had in effect certain commodity price hedging agreements that covered, on average throughout the year, approximately 47% of its gas production and approximately 68% of its oil production. As a result of the price hedges, the Company's oil and gas sales revenues were reduced by approximately $10 million during 1996 and were increased by approximately $1.5 million during 1995. Excluding the impact of the hedging arrangements, the Company's average oil and gas prices for 1996 would have been $20.31 per Bbl and $2.23 per Mcf, respectively. For 1995, the Company's average prices exclusive of the hedges would have been $16.79 per Bbl and $1.68 per Mcf.

         Oil production increased to 1.8 MMBOE during 1996 reflecting a 6% increase in the Company's average daily production rate. Production increases in 1996 were primarily attributable to properties acquired in the Offshore Acquisitions, which added approximately 200,000 Bbls of oil production in 1996. The impact of additional volumes from the new properties was partially offset by the effect of the sales of several oil producing properties in late 1995 and early 1996. Increased oil production contributed approximately $1.8 million to 1996 revenues.

         Gas production in 1996 declined to 22.4 Bcf or approximately 9% below prior year volumes of 24.5 Bcf. Production declines in 1996 aggregating 6.5 Bcf due to the sale of the Sawyer Field in July 1995 (the "Sawyer Sale") and production declines in the West McAllen Field were offset by an additional 3.4 Bcf of gas production from the properties acquired in the Offshore Acquisitions, an increase of 1.1 Bcf resulting from the installation of additional compression and pipeline facilities at the Bradshaw Field, and an increase of 0.7 Bcf from the completion of a well at High Island Block 13-L. The reduction in gas volumes negatively impacted sales by approximately $3.6 million in 1996.

         The Company recognized a net gain of $978,000 on the sales of various properties during 1996. In 1995, the Company reported a net gain on property sales, mainly the Sawyer Sale, of approximately $10.2 million. Other revenues totaling $281,000 in 1996 primarily represented the proceeds from the sales of seismic data. In 1995, other revenues of $969,000 related to a certain gas contract settlement and gas balancing income offset by the accrual of a loss under certain swap agreements then in effect. See "1995 Compared to 1994" below.

         COSTS AND EXPENSES.   Production and operating costs totaled $25.7
million, or $4.65 per BOE, in 1996 compared to $29.4 million, or $5.12 per BOE, in 1995. The decrease in total costs was primarily attributable to the reduction of approximately $3.4 million related to the Sawyer Field, while the decline in the Company's operating costs per unit of production was mainly attributable to the impact of the offshore properties acquired in 1996. Such properties generally have higher production rates and, therefore, lower operating costs per unit than the Company's onshore properties.

         Depreciation, depletion and amortization ("DD&A") totaled $29.6 million and $30.7 million for 1996 and 1995, respectively. The decline in DD&A expense was mainly attributable to lower gas production in 1996. The Company's average DD&A rate was essentially unchanged during 1996 despite generally higher depletion rates for the offshore properties acquired in 1996, which rates reflect a provision for platform abandonment costs. As prescribed by applicable accounting standards, no depreciation or depletion expense was recorded during the last half of 1996 for certain assets that had been reclassified to assets held for sale at the end of the second quarter. Those assets were sold during the fourth quarter of 1996.

         General and administrative ("G&A") expense totaling $7.2 million was 13% below the prior year expense of $8.3 million. The decline in G&A expense was mainly attributable to reduced legal fees in 1996. G&A expense per unit of production averaged $1.31 per BOE in 1996 compared to $1.44 per BOE in 1995.

         Exploration expense totaled $18.8 million in 1996 and $6.6 million in 1995. The Company drilled 32 exploratory wells in 1996, with a 50% success rate, compared to only three wells in 1995, all of which were unsuccessful. Accordingly, the Company recorded dry hole expense of $11.4 million in 1996 compared to $4.1 million for the prior year. In addition, 1996 exploration expense included $5.1 million of geological and geophysical expense primarily reflecting the costs of 3-D seismic data covering certain areas in the Texas State Waters and South Texas. Impairment expense for unproved properties upon which no further exploration activity will be conducted totaled $2.1 million and $1.8 million in 1996 and 1995, respectively.

         Interest expense of $4.2 million in 1996 declined 23% from the prior year. Interest expense in 1995 reflected higher bank debt carried in the first half of 1995 following the completion of the APPL Consolidation. The income tax provision for 1996 primarily represented deferred state income tax expense.

         EXTRAORDINARY ITEM.   The $2.5 million extraordinary gain recorded in
1995 resulted from the extinguishment of nonrecourse debt in conjunction with the APPL Consolidation.

         NET INCOME (LOSS).   The Company reported a net loss of $8.6 million,
or $0.84 per share, in 1996 and net income of $3.9 million, or $0.18 per share, in 1995. The 1996 loss was mainly attributable to dry hole and seismic data acquisition costs totaling $16.5 million. Under the successful efforts method of accounting, costs of unsuccessful exploratory wells and seismic data expenditures are expensed as incurred. Net income in 1995 reflected the impact of numerous nonrecurring transactions, most notably a $10.2 million gain on property sales, primarily the Sawyer Sale, and a $2.5 million extraordinary gain on debt extinguishment.

1995 COMPARED TO 1994

         REVENUES.   Oil and gas sales totaled $70.8 million in 1995 or 41%
higher than 1994 sales of $50 million. The increase in 1995 sales revenues primarily reflected higher production volumes that resulted from the acquisition of investors' interests in the APPL Programs. Through the APPL Consolidation, the Company acquired 22.9 MMBOE and 2.3 MMBOE of proved oil and gas reserves in late 1994 and early 1995, respectively. The APPL Consolidation, together with successful development activity at the Midway and West McAllen fields and the West Cameron Block 408, resulted in a net production increase of 1.8 MMBOE in 1995 compared to 1994. The higher production levels achieved through the APPL Consolidation were partially offset by the loss of production due to the Sawyer Sale. The Company's total oil and gas production increased to 5.8 MMBOE in 1995 from 3.9 MMBOE in 1994, contributing $22.3 million to oil and gas sales.

         Oil and gas sales reflected the impact of lower gas prices offset by higher oil prices received in 1995. The Company realized an average price of $16.83 per Bbl in 1995 compared to $15.39 in 1994, which resulted in a $2.4 million addition to sales revenues. The Company's average gas price realization declined to $1.74 per Mcf in 1995, or 8% below the prior year average. The decline in the average gas price negatively impacted sales revenues by $3.9 million. During 1995 and 1994, the Company had periodically entered into certain price hedging arrangements, primarily related to a portion of its natural gas production. The Company realized a $1.5 million gain on its hedging activities in both 1995 and 1994, which gains were reflected in the oil and gas sales revenues of each year. Excluding the impact of the hedging gains, the Company's average price per Mcf of gas would have been $1.68 and $1.81 in 1995 and 1994, respectively. Oil prices were not significantly affected by price hedging agreements in either year.

         In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of $64 million. American recorded a gain on the Sawyer Sale of approximately $10.6 million in 1995. Sales of various other fields in 1995 resulted in a net loss of approximately $400,000. In 1994, the Company recognized a $1.1 million gain on the divestiture of minor properties.

         Other revenues totaled $969,000 and $216,000 in 1995 and 1994, respectively. In 1995, the Company recorded gas settlement income of $895,000, primarily consisting of the proceeds from certain litigation regarding the terms of a gas purchase contract. American also recognized approximately $480,000 of gas balancing income during 1995, primarily relating to cash balancing settlements receivable on various wells that were plugged and abandoned during 1995. During December 1995, the Company accrued $700,000 as a reduction of other revenues due to the loss of correlation between actual cash prices and the prices under the swap agreements at the Henry Hub market reference price. Other revenues recorded in 1994 primarily included gas balancing income.

         COSTS AND EXPENSES. Production and operating costs increased to $29.4 million in 1995 from $25.9 million in 1994. The increase in 1995 costs was mainly attributable to higher production levels resulting from the APPL Consolidation, although that increase was mitigated by a reduction in environmental expenses in 1995. During 1994, the Company incurred $2.4 million of site remediation costs in connection with various environmental proceedings. On a unit cost basis, production and operating costs per BOE decreased to $5.12 per BOE in 1995 from $6.57 per BOE in 1994 reflecting continued operating efficiencies achieved following the completion of the APPL Consolidation.

         DD&A totaled $30.7 million in 1995 or 4% over 1994 DD&A of $29.6 million. The Company's DD&A per BOE rate decreased substantially in 1995; consequently, American's DD&A expense did not increase proportionately with the 46% production increase in 1995. DD&A per BOE decreased to $5.34 per BOE in 1995 from $7.50 per BOE in 1994. The lower DD&A rate reflected the effect of the acquisition of interests through the APPL Consolidation and the impact of a $25 million impairment charge recorded in the fourth quarter of 1994, which reduced the cost basis of certain oil and gas properties.

         G&A expense declined to $8.3 million in 1995 from $11.1 million a year earlier. The reduction in G&A expense resulted primarily from staff reductions in the first half of 1994 and a $2 million severance charge recorded in late 1994 in connection with the elimination of certain partnerships managed by American. These decreases were partially offset by the loss of management and technical fee reimbursements previously received from the APPL Programs. The Company's continuing focus on controlling administrative costs resulted in a 49% reduction in G&A expense per unit of production, which averaged $1.44 per BOE in 1995 compared to $2.82 per BOE in 1994.

         Exploration expense totaled $6.6 million and $11.1 million in 1995 and 1994, respectively. American recognized $4.1 million of dry hole expense on three wells in 1995, including two offshore wells, and recorded $1.8 million of impairment expense in 1995 related primarily to the fourth quarter write-off of an unproved offshore property. In 1994, the Company recorded $1.5 million of dry hole expense related to three unsuccessful wells and $8.6 million of impairment expense, including a $6.4 million charge to write off American's remaining leasehold interest in Tunisia. The Company also recorded a $25 million impairment charge in 1994 related to a change in accounting policy.

         Interest expense of $5.5 million in 1995 was 17% below 1994 expense of $6.6 million primarily due to the repayment of $62.5 million of bank debt using the proceeds of the Sawyer Sale in July 1995. In addition, American extinguished certain nonrecourse debt associated with the APPL Programs totaling $6.6 million and $13.6 million in 1995 and 1994, respectively. Other expense of $2.6 million in 1994 included $2.1 million of fees paid by American in connection with a new bank credit agreement and a bridge facility with New York Life.

         EXTRAORDINARY ITEM.   American recorded extraordinary gains of $2.5
million in 1995 and $5.4 million in 1994 related to the elimination of nonrecourse debt in conjunction with the APPL Consolidation. The gain represented the difference between the outstanding note balances and the actual purchase price of the notes.

         NET INCOME (LOSS).   American reported net income of $3.9 million, or
$0.18 per share, in 1995 and a net loss of $54.8 million, or $7.02 per share, in 1994. Nonrecurring transactions reflected in 1995 net income included a $10.2 million gain on property sales, primarily the Sawyer Sale, a $2.5 million extraordinary gain on the extinguishment of debt and $895,000 of gas settlement income, partially negated by a $1.8 million impairment charge and a $700,000 loss related to certain natural gas hedges. In contrast, 1994 results included the negative impact of a $33.6 million impairment charge partially offset by a $5.4 million extraordinary gain and a $1.1 million gain on property sales. Excluding the effect of these nonrecurring transactions in both years, the Company would have recorded net losses of $7.2 million and $27.7 million in 1995 and 1994, respectively. The improvement in operating results primarily reflected a $17.5 million increase in net operating revenues, which resulted from higher production levels and reduced unit operating costs following the APPL Consolidation. In addition, reductions in G&A and interest expense in 1995 more than offset higher DD&A and exploration expense recorded in that year.

CAPITAL RESOURCES AND LIQUIDITY

         American's principal sources of capital are net cash provided by operating activities and proceeds from financing activities. During the last two years, the Company has also generated substantial cash flows from the sale of oil and gas properties, most notably the Sawyer Sale in 1995. American's primary capital requirements are to fund the Company's development and exploration programs and acquisition activity. American also has financial obligations related to the Company's convertible preferred stock and its 11% senior subordinated notes (the "Subordinated Notes").

         Net cash provided by operating activities totaled $35.4 million in 1996, $33.3 million in 1995 and $7.7 million in 1994. Cash flow for 1996 reflected improved operating margins due to strong oil and gas prices and the impact of lower operating costs for the Company's offshore properties, which represented a greater portion of the property base in 1996. Net cash provided by operating activities was reduced in 1996 by the effect of a $4.1 million negative working capital change due to a higher accounts receivable balance at year-end 1996. In contrast, net cash provided by operating activities in 1995 reflected a $5.8 million positive working capital adjustment due to an increase in the accounts payable balance at year-end 1995. Excluding the impact of working capital adjustments, the Company's cash flow from operations increased by approximately $10 million from 1995 to 1996. The improvement in operating cash flows in 1995 compared to 1994 reflected the impact of the APPL Consolidation and successful development activity, which together resulted in a 46% increase in 1995 production relative to 1994. In addition, the Company's operating margins increased in 1995 as unit costs for production, G&A and interest expense decreased in 1995 as compared to 1994.

         As of December 31, 1996, the borrowing base under the Credit Agreement was $75 million, and outstanding bank debt totaled $25 million, all of which was classified as long-term. The borrowing base is scheduled to be redetermined semiannually every March and September. The March 1997 redetermination is expected to be completed early in the second quarter of 1997.

         The Credit Agreement and the Subordinated Notes require the Company to comply with certain covenants including, but not limited to, restrictions on indebtedness, investments, payment of dividends and lease commitments and a requirement to maintain a minimum net worth of $88.5 million. Cash dividends are restricted on the Company's common stock, and annual preferred dividends are limited to 10% of the proceeds from the sale of preferred stock that may be outstanding from time to time, not to exceed $7.5 million. The current annual limit on preferred dividends is $2 million. In addition, these agreements contain cross-default provisions. The Company was in compliance with these covenants at year end 1996.

         In November 1996, the Company closed the sale of approximately 3.9 million shares of common stock in a public offering that generated net proceeds to the Company of approximately $46 million. Proceeds from the stock offering were used to reduce outstanding bank debt.

         Proceeds from the sales of oil and gas properties totaled approximately $16.9 million, $63.5 million and $2.6 million in 1996, 1995 and 1994, respectively. In December 1996, the Company received approximately $10.1 million, subject to post-closing adjustments, from the divestiture of certain properties in connection with the NYLOG Liquidation. Also in 1996, the Company sold, for approximately $5.8 million, a 10% interest in High Island Block 116, which American had purchased in the September 1996 Acquisition. Property sales in 1995 primarily included the Sawyer Sale for gross proceeds of $64 million. The Sawyer Sale proceeds were applied to substantially reduce the Company's outstanding bank debt, which had increased as a result of the APPL Consolidation. Divestitures in 1994 were comprised of non-strategic, low-value properties.

         Cash expenditures for the acquisition of oil and gas properties totaled approximately $74 million in 1996, $16 million in 1995 and $28 million in 1994. Acquisition expenditures in 1996 included approximately $14 million for the March 1996 Acquisition, $45 million for the September 1996 Acquisition and approximately $7.7 million for the Ancon Acquisition. The remainder of the 1996 acquisition expenditures primarily related to the purchase of leasehold interests including acreage in the Cotton Valley area of East Texas and in the Yoakum Gorge area of South Texas. In 1995, the Company expended approximately $9 million related to the APPL Consolidation and $2.4 million for certain interests in the Buckner Field in Arkansas and also purchased several offshore blocks in the Gulf of Mexico. Property acquisitions in 1994 mainly related to the APPL Consolidation.

         Cash expenditures for development totaled approximately $15.6 million, $23.3 million and $15.3 million in 1996, 1995 and 1994, respectively. American participated in drilling 52 development wells (14 net) in 1996, of which 48 (13 net) were successfully completed. Development activity in 1996 was focused in the Company's offshore operating area including High Island Block 98-L, the Brazos Complex and the properties acquired in the Offshore Acquisitions. The Company also completed eleven (8.7 net) wells at the Bradshaw Field in Kansas.

         Cash expenditures for exploration activities totaled approximately $26.1 million in 1996 compared to approximately $4.2 million and $5.6 million in 1995 and 1994, respectively. The Company participated in 32 exploratory wells (15 net) in 1996 with a 50% success rate. Exploration efforts were concentrated in the Gulf of Mexico and in the Wilcox and Frio trends of South Texas. There can be no assurances regarding the success of any wells drilled, and exploratory wells involve greater risks than development wells. Under successful efforts accounting, the costs incurred for the drilling of unsuccessful exploratory wells and for the acquisition of seismic data are recorded as exploration expense and negatively impact net income in the period in which incurred.

         The Company expects its 1997 capital expenditures for development and exploration activities to total approximately $80 million. The actual amount of such expenditures will depend on various factors, including, among other factors, oil and gas prices, the level of exploration success and subsequent development activity. The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and borrowings under the Credit Agreement. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and bank borrowings, or if additional development and exploration opportunities arise, the Company may adjust its capital budget accordingly. Other potential sources of capital for the Company include property sales and financings through the issuance of debt or equity securities. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they are due.

         The Company is subject to various federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment, which laws and regulations have become increasingly stringent. The Company has conducted a review of its operations with particular attention to environmental compliance. The Company believes it has acted as a prudent operator and is in substantial compliance with environmental laws and regulations. The Company has recorded site remediation costs of $494,000, $541,000 and $2.4 million in 1996, 1995 and 1994, respectively. The site remediation costs incurred in 1994 primarily related to certain lawsuits. American cannot predict what impact environmental laws and regulations will have on its future performance, but does not currently anticipate the incurrence of material environmental expenditures. However, the Company believes that such laws do not affect American in a materially different manner from other similarly situated companies in the oil and gas industry.

         The Company's ratio of current assets to current liabilities was 0.59:1 at the end of 1996 compared to 0.67:1 at year-end 1995. The Company historically has operated with a working capital deficit primarily due to timing differences between the receipt of reimbursements from other working interest owners in the properties operated by the Company and the payment of expenses with respect to such properties.

CHANGING OIL AND GAS PRICES

         The Company's revenues, cash flow, profitability and future rate of growth, as well as the carrying value of its oil and natural gas properties, are substantially dependent upon the prices of oil and natural gas, which historically have been volatile and are likely to continue to be volatile. Various factors beyond the control of the Company affect prices of oil and natural gas, including worldwide and domestic supplies of and demand for oil and gas; political and economic conditions; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. Any significant decline in oil or gas prices could have a material adverse effect on the Company's operations, financial condition and level of development and exploration expenditures and could result in a reduction of the Company's borrowing base under the Credit Agreement, thereby reducing the amount of credit available to the Company to fund its exploration, development and acquisition activities.

         Part of the Company's business strategy is to reduce its exposure to the volatility of oil and natural gas prices by entering into financial arrangements designed to provide some protection against price declines, including swaps and futures agreements. The Company's objective is to reduce the risk that a sharp drop in oil or natural gas prices will cause the Company to defer various capital spending projects. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to hedge less than its expected production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge. As of December 31, 1996, the Company had hedges in place that covered approximately 79% of its oil production and approximately 35% of its gas production, based on average daily production during December 1996. For a discussion of hedging arrangements related to 1997 production, reference is made to Note 13 to the Consolidated Financial Statements in Item 8.

POTENTIAL DILUTION OF EQUITY OWNERSHIP

         As of December 31, 1996, the Company had approximately 15.7 million shares of common stock outstanding. In addition, (i) up to approximately 1.8 million shares of common stock are issuable upon conversion of the Company's convertible preferred stock, at a conversion price of $15.00 per share, subject to adjustment in certain circumstances, (ii) approximately 1.2 million shares are issuable upon exercise of stock options outstanding at December 31, 1996 at prices ranging from $11.50 to $40.00 per share, with a weighted average exercise price of $13.53 per share, and (iii) approximately 1.6 million shares are issuable upon exercise of warrants outstanding at December 31, 1996 at a weighted average exercise price of $16.16 per share.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth in a separate section of this Report on Form 10-K and is incorporated herein by reference. See the accompanying "Index of Financial Statements" at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)     Directors

     The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1996 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

     (b)     Executive Officers

     Information concerning executive officers is set forth under Items 1 and 2 of Part I hereof.


ITEM 11.   EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Principal Security
Holders" and "Security Ownership of Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

         1.   Financial Statements

              See the accompanying "Index of Financial Statements" at Page F-1.

         3.   Exhibits

              See the accompanying "Index of Exhibits" at Page X-2.

   (b)   Reports on Form 8-K

         1. Report on Form 8-K, dated December 20, 1996, reporting the Company's acquisition of the limited partners' interests in Ancon Partnership Ltd.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                                        AMERICAN EXPLORATION COMPANY
                                        (Registrant)

                                        By:   /s/MARK ANDREWS
                                           -------------------------------
                                                 Mark Andrews
                                                 Chairman of the Board
                                                 and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 1997.


         Signature                                                Title
         ---------                                                -----
/s/MARK ANDREWS                                                Chairman of the Board
------------------------------------------------               and Chief Executive Officer
   Mark Andrews                                                (Principal Executive Officer)




/s/JOHN M. HOGAN                                               Senior Vice President
------------------------------------------------               and Chief Financial Officer
   John M. Hogan                                               (Principal Financial Officer and
                                                               Principal Accounting Officer)




/s/HARRY W. COLMERY, JR.                                       Director
------------------------------------------------
   Harry W. Colmery, Jr.



/s/IRVIN K. CULPEPPER, JR.                                     Director
------------------------------------------------
   Irvin K. Culpepper, Jr.



/s/WALTER J. P. CURLEY                                         Director
------------------------------------------------
   Walter J. P. Curley



/s/ROBERT M. DANOS                                             Director
------------------------------------------------
   Robert M. Danos

/s/PHILLIP FROST, M.D.                                         Director
------------------------------------------------
   Phillip Frost, M.D.



/s/PETER G. GERRY                                              Director
------------------------------------------------
   Peter G. Gerry



/s/H. PHIPPS HOFFSTOT, III                                     Director
------------------------------------------------
   H. Phipps Hoffstot, III



/s/JOHN H. MOORE                                               Director
------------------------------------------------
   John H. Moore



/s/PETER P. NITZE                                              Director
------------------------------------------------
   Peter P. Nitze

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

                         INDEX OF FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                           -----
Financial Statements:

      Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2

      Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .        F-3

      Consolidated Statements of Operations for the Three Years in the Period Ended
         December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4

      Consolidated Statements of Cash Flows for the Three Years in the Period Ended
         December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

      Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended
         December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

      Supplemental Information on Oil and Gas Producing Activities  . . . . . . . . . . . . . . . . .       F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors,
American Exploration Company:

   We have audited the accompanying consolidated balance sheets of American Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   As explained in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for impairments of proved oil and gas properties.





                                     ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1997

                          CONSOLIDATED BALANCE SHEETS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                           December 31,
                                                                                 -------------------------------
                                                                                    1996                1995
                                                                                 -----------        ------------
                                                          ASSETS
Current assets:
   Cash and temporary cash investments  . . . . . . . . . . . . . . . . . .      $     8,358        $      7,496
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           18,449              14,520
   Receivable from partnerships . . . . . . . . . . . . . . . . . . . . . .            -                     429
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            1,335                 966
                                                                                 -----------        ------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           28,142              23,411
                                                                                 -----------        ------------

Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting . . . . .          356,626             292,027
   Other property and equipment . . . . . . . . . . . . . . . . . . . . . .           13,420              13,036
                                                                                 -----------        ------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          370,046             305,063
   Less:   Accumulated depreciation, depletion and amortization . . . . . .          159,507             154,646
                                                                                 -----------        ------------
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . .          210,539             150,417
                                                                                 -----------        ------------

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,947               2,202
                                                                                 -----------        ------------

         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   240,628        $    176,030
                                                                                 ===========        ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    21,647        $     18,149
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .           25,049              16,953
   Payable to partnerships  . . . . . . . . . . . . . . . . . . . . . . . .              608               -
                                                                                 -----------        ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .           47,304              35,102
                                                                                 -----------        ------------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,000              40,000
                                                                                 -----------        ------------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,945               6,448
                                                                                 -----------        ------------
Commitments and contingencies (Note 14) . . . . . . . . . . . . . . . . . .

Stockholders' equity:
   Convertible preferred stock, $1.00 par value;
      authorized:  100,000 shares (1996 and 1995);
      issued and outstanding:  4,000 shares (1996 and 1995) . . . . . . . .                4                   4
   Common stock, $.05 par value;
      authorized: 50,000,000 shares (1996 and 1995);
      issued and outstanding: 15,694,430 shares (1996) and
      11,812,483 shares (1995)  . . . . . . . . . . . . . . . . . . . . . .              785                 591
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          322,598             276,713
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .         (192,948)           (182,543)
   Unearned compensation  . . . . . . . . . . . . . . . . . . . . . . . . .              (60)               (219)
   Notes receivable from officers . . . . . . . . . . . . . . . . . . . . .            -                     (66)
                                                                                 -----------        ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .          130,379              94,480
                                                                                 -----------        ------------

         Total liabilities and stockholders' equity . . . . . . . . . . . .      $   240,628        $    176,030
                                                                                 ===========        ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1996             1995             1994
                                                                   -----------      -----------     ------------
REVENUES:
   Oil and gas sales  . . . . . . . . . . . . . . . . . . . .      $    76,228      $    70,768     $     50,033
   Gain on sales of oil and gas properties  . . . . . . . . .              978           10,230            1,110
   Other revenues, net  . . . . . . . . . . . . . . . . . . .              281              969              216
                                                                   -----------      -----------     ------------
      Total revenues  . . . . . . . . . . . . . . . . . . . .           77,487           81,967           51,359
                                                                   -----------      -----------     ------------

COSTS AND EXPENSES:
   Production and operating . . . . . . . . . . . . . . . . .           25,681           29,443           25,932
   Depreciation, depletion and amortization . . . . . . . . .           29,563           30,726           29,616
   General and administrative . . . . . . . . . . . . . . . .            7,205            8,304           11,115
   Exploration, including impairments . . . . . . . . . . . .           18,834            6,648           11,129
   Writedown of oil and gas properties  . . . . . . . . . . .            -                -               25,000
                                                                   -----------      -----------     ------------
      Total costs and expenses  . . . . . . . . . . . . . . .           81,283           75,121          102,792
                                                                   -----------      -----------     ------------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . . . .           (3,796)           6,846          (51,433)
                                                                   -----------      -----------     ------------

OTHER INCOME (EXPENSE):
  Interest expense  . . . . . . . . . . . . . . . . . . . . .           (4,239)          (5,481)          (6,638)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .             (289)              (9)          (2,619)
                                                                   -----------      -----------     ------------
      Total other expense . . . . . . . . . . . . . . . . . .           (4,528)          (5,490)          (9,257)
                                                                   -----------      -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . .           (8,324)           1,356          (60,690)

Income tax benefit (provision)  . . . . . . . . . . . . . . .             (281)             121              455
                                                                   -----------      -----------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . . . . . .           (8,605)           1,477          (60,235)

Extraordinary gain on extinguishment of debt  . . . . . . . .            -                2,456            5,419
                                                                   -----------      -----------     ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .           (8,605)           3,933          (54,816)

Preferred stock dividends . . . . . . . . . . . . . . . . . .           (1,800)          (1,800)          (1,800)
                                                                   -----------      -----------     ------------

NET INCOME (LOSS) TO COMMON STOCK . . . . . . . . . . . . . .      $   (10,405)     $     2,133     $    (56,616)
                                                                   ===========      ===========     ============

NET INCOME (LOSS) PER COMMON SHARE:
   Primary and fully diluted:
      Loss before extraordinary item  . . . . . . . . . . . .      $     (0.84)     $     (0.03)    $      (7.70)
      Extraordinary item. . . . . . . . . . . . . . . . . . .            -                 0.21             0.68
                                                                   -----------      -----------     ------------
         NET INCOME (LOSS) PER COMMON SHARE . . . . . . . . .      $     (0.84)     $      0.18     $      (7.02)
                                                                   ===========      ===========     ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                              Year Ended December 31,
                                                                   --------------------------------------------
                                                                      1996             1995             1994
                                                                   -----------      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . .      $    (8,605)     $     3,933     $    (54,816)
   Adjustments to arrive at net cash provided by
      operating activities:
      Depreciation, depletion and amortization  . . . . . . .           29,563           30,726           29,616
      Gain on sales of oil and gas properties . . . . . . . .             (978)         (10,230)          (1,110)
      Exploration, including impairments  . . . . . . . . . .           18,834            6,582           10,458
      Writedown of oil and gas properties . . . . . . . . . .            -                -               25,000
      Extraordinary gain  . . . . . . . . . . . . . . . . . .            -               (2,456)          (5,419)
      Other, net  . . . . . . . . . . . . . . . . . . . . . .              349              759            2,909
   Changes in operating working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . .           (4,143)            (574)          (2,899)
      Other current assets  . . . . . . . . . . . . . . . . .             (115)            (144)            (320)
      Accounts payable and accrued liabilities  . . . . . . .            1,367            5,760            1,874
   Other operating  . . . . . . . . . . . . . . . . . . . . .             (901)          (1,051)           2,454
                                                                   -----------      -----------     ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . .           35,371           33,305            7,747
                                                                   -----------      -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties  . . . . . . . . . .          (73,879)         (15,972)         (28,387)
   Development expenditures . . . . . . . . . . . . . . . . .          (15,595)         (23,320)         (15,341)
   Exploration expenditures . . . . . . . . . . . . . . . . .          (26,069)          (4,160)          (5,603)
   Proceeds from sales of oil and gas properties  . . . . . .           16,896           63,488            2,638
   Other investing  . . . . . . . . . . . . . . . . . . . . .             (499)           1,545           (4,241)
                                                                   -----------      -----------     ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (99,146)          21,581          (50,934)
                                                                   -----------      -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings . . . . . . . . . . . . . . . . . . .           96,000           50,500           23,000
   Bank debt repayments . . . . . . . . . . . . . . . . . . .          (76,000)         (73,500)          (1,500)
   Borrowings under bridge credit facility  . . . . . . . . .            -                 -              32,078
   Repayments under bridge credit facility  . . . . . . . . .            -              (31,128)            (950)
   Repayments of other debt . . . . . . . . . . . . . . . . .            -               (1,141)          (8,622)
   Issuance of equity securities  . . . . . . . . . . . . . .           47,200             -               2,100
   Preferred stock dividends  . . . . . . . . . . . . . . . .           (1,800)          (1,800)          (1,800)
   Debt and equity issuance costs and other . . . . . . . . .             (763)            (294)          (3,382)
                                                                   -----------      -----------     ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            64,637          (57,363)          40,924
                                                                   -----------      -----------     ------------

NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . .              862           (2,477)          (2,263)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR  . .            7,496            9,973           12,236
                                                                   -----------      -----------     ------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR  . . . . .      $     8,358      $     7,496     $      9,973
                                                                   ===========      ===========     ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)



                                                                                                                          Notes
                                           Convertible            Additional                                            Receivable
                                            Preferred     Common    Paid-In     Accumulated   Treasury       Unearned      from
                                              Stock       Stock     Capital       Deficit       Stock      Compensation   Officers
                                            ----------  --------  -----------   -----------   ---------   -------------  ---------
BALANCE, DECEMBER 31, 1993  . . . . . . . . $        4  $    353  $   215,597   $  (128,060)  $    (342)  $       (916) $    (230)
   Issuance of shares in APPL Consolidation      -           213       56,017         -           -              -           -
   Sale of common stock . . . . . . . . . .      -             8        2,092         -           -              -           -
   Stock issuance costs . . . . . . . . . .      -          -            (889)        -           -              -           -
   Dividends on preferred stock ($450.00
      per share). . . . . . . . . . . . . .      -          -           -            (1,800)      -              -           -
   Amortization of unearned compensation  .      -          -           -             -           -                391       -
   Repayments of notes receivable from
      officers. . . . . . . . . . . . . . .      -          -           -             -           -              -             88
   Net loss . . . . . . . . . . . . . . . .      -          -           -           (54,816)      -              -           -
                                            ----------  --------  -----------   -----------   ---------   ------------  ----------

BALANCE, DECEMBER 31, 1994  . . . . . . . .          4       574      272,817      (184,676)       (342)          (525)      (142)
   Issuance of shares in APPL Consolidation      -            17        4,309         -           -              -           -
   Reverse stock split costs  . . . . . . .      -          -             (71)        -           -              -           -
   Cancellation of treasury shares  . . . .      -          -            (342)        -             342          -           -
   Dividends on preferred stock ($450.00
     per share) . . . . . . . . . . . . . .      -          -           -            (1,800)      -              -           -
   Amortization of unearned compensation  .      -          -           -             -           -                306       -
   Repayments of notes receivable from
     officers . . . . . . . . . . . . . . .      -          -           -             -           -              -             76
   Net income . . . . . . . . . . . . . . .      -          -           -             3,933       -              -           -
                                            ----------  --------  -----------   -----------   ---------   ------------  ----------

BALANCE, DECEMBER 31, 1995  . . . . . . . .          4       591      276,713      (182,543)      -               (219)       (66)
   Sale of common stock . . . . . . . . . .      -           194       47,006         -           -              -           -
   Stock issuance costs . . . . . . . . . .      -          -          (1,125)        -           -              -           -
   Other stock transactions . . . . . . . .      -          -               4         -           -              -           -
   Dividends on preferred stock ($450.00
     per share) . . . . . . . . . . . . . .      -          -           -            (1,800)      -              -           -
   Amortization of unearned compensation  .      -          -           -             -           -                159       -
   Repayments of notes receivable from
     officers . . . . . . . . . . . . . . .      -          -           -             -           -              -             66
   Net loss . . . . . . . . . . . . . . . .      -          -           -            (8,605)      -              -           -
                                            ----------  --------  -----------   -----------   ---------   ------------  ----------

BALANCE, DECEMBER 31, 1996  . . . . . . . . $        4  $    785  $   322,598   $  (192,948)  $   -       $        (60) $    -
                                            ==========  ========  ===========   ===========   =========   ============  ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of American Exploration Company and its majority-owned subsidiaries (collectively referred to as "American" or the "Company"). American is an independent company engaged in exploration, development and production of oil and natural gas. American's oil and gas operations are conducted in the United States with exploration and development activities concentrated in the Gulf of Mexico, South Texas, East Texas and southwestern Arkansas. In addition to conducting oil and gas operating activities on its own behalf, the Company managed certain producing oil and gas properties through various limited partnerships. (See
Note 4.)

   The Company's investments in associated oil and gas programs were accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each program's assets, liabilities, revenues and expenses was included in the appropriate accounts in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current classifications.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's cash balance at December 31, 1996 included approximately $3.7 million that represented American's proportionate share of property sales proceeds received during the fourth quarter by certain investment programs that are in the process of liquidation. (See Note 4.) Outstanding checks totaling approximately $1.1 million and $5.1 million at December 31, 1996 and 1995, respectively, were included in accounts payable.

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

   Depletion of the cost of producing oil and gas properties is computed on the unit-of-production method. The Company also accrues for platform abandonment costs related to its offshore platform facilities on the unit-of-production method. The Company anticipates total abandonment costs to be approximately $11.9 million. As of December 31, 1996, the Company had accrued $5.4 million, which is included in accumulated depreciation, depletion and amortization ("DD&A").

   Unproved properties are assessed periodically, and any impairment in value is recognized currently in exploration expense. The Company recorded impairment charges of $2.1 million, $1.8 million and $8.6 million in 1996, 1995 and 1994, respectively, related to unproved properties on which no further exploration was planned. As of December 31, 1996, the Company owned unproved oil and gas properties with a book value of approximately $33 million. The Company plans to commence drilling on its most significant prospects in 1997; however, if such drilling activity does not result in the discovery of proved oil and gas reserves on a particular property, an impairment charge would be recorded to write off the value of that property.

   Effective March 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the provisions of that statement, if the net book value of an individual proved oil or gas field is greater than its undiscounted future net cash flow from proved reserves, then an impairment is recognized for the difference between the net book value and the fair value. The fair value used to calculate the impairment for an individual field is equal to the present value of its future net cash flows.
In 1994, American recorded a noncash impairment charge of $25 million to write down the value of certain proved properties when the Company changed its impairment policy to one consistent with that required by SFAS No. 121. Previously, the Company's impairment policy was to recognize an impairment of proved oil and gas property costs if, on a company-wide basis, those costs exceeded the undiscounted after-tax future net cash flows from proved reserves.

   Property, plant and equipment other than oil and gas properties are depreciated by the straight-line method at rates based on the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized.

INVESTMENT PROGRAMS

   The Company managed various investment programs that were formed to acquire interests in producing oil and gas properties. The Company charges each investment program fees for reimbursement of expenses incurred in managing the program's operations and certain fees for services provided by technical employees of the Company. Such fees are recorded as reductions to general and administrative expense. (See Notes 4 and 11.)

FINANCIAL INSTRUMENTS

   The Company periodically enters into commodity price swap agreements, collar transactions and floor transactions, in order to hedge against volatility in oil and gas prices. Gains or losses on these transactions are reported as a component of oil and gas sales in the period during which the related production occurs. The cost to purchase put options in connection with floor transactions is recognized ratably over the term of the agreement as a reduction of oil and gas revenues. (See Note 13.)

GAS BALANCING

   The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. At December 31, 1996 and 1995, the Company had recorded a liability of $1.4 million and $3.6 million, respectively, for properties having insufficient reserves from which to recover the gas imbalance.

INCOME TAXES

   The income tax provision (benefit) reflects income taxes currently payable and income taxes deferred due to temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. (See Note 12.)

STOCK COMPENSATION PLANS

   The Company accounts for its stock compensation plans by applying the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, no compensation expense has been recognized for awards granted under these plans. (See Note 10.)

NET INCOME (LOSS) PER COMMON SHARE

   Net income (loss) per common share has been computed by dividing net income or loss, after reductions for preferred stock dividends, by the weighted average number of common shares outstanding during each year. Common share equivalents were not included in the calculation of earnings per share since any assumed exercises of stock options or warrants were antidilutive for all years presented. Any assumed conversion of convertible preferred stock also was antidilutive for all three years. The weighted average shares used in the primary earnings per share calculations were 12,395,400 in 1996, 11,811,500 in 1995 and 8,060,800 in 1994. Weighted average shares for prior periods have been retroactively restated to reflect the one-for-ten reverse split of the Company's common stock. (See Note 2.)

   In November 1996, the Company issued common stock in a public offering and applied the net proceeds from the sale to reduce outstanding bank debt that had been incurred to fund a property acquisition in September 1996. Had the stock offering occurred on the same date as the acquisition, the Company's net loss per common share would have been reduced to $0.78 per share assuming that no interest expense would have been incurred in conjunction with the acquisition.

(2)   REVERSE STOCK SPLIT

   In June 1995, American's stockholders approved an amendment to the Company's Restated Certificate of Incorporation that effected a one-for-ten reverse split of its common stock (the "Reverse Stock Split") and also reduced the number of authorized shares of common stock from 200,000,000 to 50,000,000. As a result of the Reverse Stock Split, the number of outstanding shares of common stock was reduced to approximately 11.8 million shares outstanding from approximately
118.1 million shares outstanding immediately prior to the Reverse Stock Split. In addition, approximately $5.3 million was reclassified on the consolidated balance sheet from common stock to additional paid-in capital. The remaining shares of treasury stock held by American prior to the Reverse Stock Split were cancelled. The stockholders' equity accounts on the accompanying balance sheets have been restated to give retroactive recognition to the Reverse Stock Split for all periods presented. In addition, all references to number of shares of common stock and per share amounts have been restated throughout this report.


(3)   ACQUISITIONS OF OIL AND GAS PROPERTIES

   In December 1996, the Company acquired from New York Life Insurance Company ("New York Life") and certain of its affiliates (collectively, the "Limited Partners") the Limited Partners' aggregate 80% interest in Ancon Partnership Ltd. ("Ancon") for a purchase price of approximately $12.9 million (the "Ancon Acquisition"). The Company served as general partner of Ancon and owned a 20% interest in the partnership. The acquisition was funded through borrowings under the Company's revolving bank credit agreement (the "Credit Agreement"). The net assets acquired by the Company included interests in oil and gas properties valued at approximately $7.7 million, after considering certain purchase price adjustments, and the remaining purchase price was attributable to acquired working capital. The Ancon Acquisition was accounted for using the purchase method of accounting, and the assets acquired were valued based upon the cash consideration paid by the Company. The Company's 1996 results of operations do not include any results related to the interests acquired in the Ancon Acquisition.

   In December 1996, the Company acquired a 40% working interest in certain undeveloped acreage in the Cotton Valley Pinnacle Reef Trend in East Texas ("Cotton Valley"). The Company invested $3.9 million for acreage and seismic costs. For a description of certain drilling commitments related to this property, see Note 14.

   In September 1996, the Company acquired interests in two blocks in the Gulf of Mexico, High Island Block 116 and East Cameron Block 328, for a purchase price of approximately $39 million, net of interests that were sold to a third party in November 1996 (the "September 1996 Acquisition"). The acquisition was funded through borrowings under the Credit Agreement. The September 1996 Acquisition was accounted for using the purchase method, and the acquired properties were valued based upon the cash consideration paid. The Company's 1996 results of operations include the results of the properties acquired in the September 1996 Acquisition beginning on September 27, 1996.

   In March 1996, the Company and a subsidiary of Dominion Resources, Inc. acquired interests in five offshore blocks in the Gulf of Mexico for a purchase price of approximately $56 million (the "March 1996 Acquisition" and, together with the September 1996 Acquisition, the "Offshore Acquisitions"). The Company's 25% share of the March

1996 Acquisition was funded through borrowings of approximately $14 million under the Credit Agreement. The March 1996 Acquisition was accounted for using the purchase method, and the acquired properties were valued based upon the cash consideration paid. The Company's 1996 results of operations include the results from the properties acquired in the March 1996 Acquisition effective March 1, 1996.

   During the period 1983-1990, American obtained long-term funding for many of its oil and gas property acquisitions through a series of investment programs formed primarily with institutional investors ("APPL Programs"). During 1994 and 1995, the Company, which served as the general partner, purchased limited partners' interests, net profits interests and debt interests in the APPL Programs (the "APPL Consolidation"). The consideration paid for the acquisition of the APPL interests in 1994 was a combination of $31.1 million in cash and 4.3 million shares of the Company's common stock. In connection with the transaction, $13.6 million in nonrecourse debt was eliminated, resulting in an extraordinary gain totaling $5.4 million. In 1995, the Company repurchased the remaining investors' interests in the APPL Programs for a combination of $9 million in cash and the issuance of 346,000 shares of the Company's common stock, thereby eliminating the remaining $6.6 million of nonrecourse debt that had been outstanding at year-end 1994. The elimination of the APPL debt in 1995 resulted in an extraordinary gain of $2.5 million. No income tax expense was recognized on the extraordinary gains.


(4)   LIQUIDATION OF NYLOG PROGRAMS

   From 1985 until early 1992, subsidiaries of the Company and New York Life formed a series of publicly registered limited partnerships, the New York Life Oil & Gas Producing Properties Programs ("NYLOG Programs"). The NYLOG Programs invested in the acquisition and further development of producing oil and gas properties acquired by the Company. A total of $229.1 million has been invested by the limited partners in these programs since inception. (See Note 11.)

   In July 1996, the limited partners of the NYLOG Programs approved the liquidation of the partnerships (the "NYLOG Liquidation"). During the fourth quarter of 1996, the Company closed the sales of substantially all of the property interests owned by the NYLOG Programs. The Company expects to complete the liquidation and dissolution of the NYLOG Programs in the second quarter of 1997.

   Prior to February 1, 1996, New York Life and the Company, in their capacity as co-general partners, each paid 5% of property acquisition costs of the NYLOG Programs, and each received 7.5% of net revenues until payout. Payout occurred when the limited partners had received distributions equal to their initial investment. After payout, the Company's and New York Life's interests in capital costs and net revenues each increased to 12.5%. Two of the NYLOG Programs had reached payout prior to the sale of the oil and gas properties of the NYLOG Programs.

   In February 1996, a subsidiary of New York Life agreed to enter into an indemnity agreement with the Company and a subsidiary related to certain litigation regarding the NYLOG Programs. Pursuant to the terms of the indemnity agreement, American will be allocated 5% (which represents the Company subsidiary's initial capital contribution percentage) of revenues from the NYLOG Programs and net proceeds from the sale of the NYLOG properties effective from and after February 1, 1996. For further discussion of certain litigation against the co-general partners of the NYLOG Programs and the terms of the indemnity agreement, see Note 14.


(5)   DIVESTITURES OF OIL AND GAS PROPERTIES

   The Company received cash proceeds, net of post-closing adjustments, of $16.9 million, $63.5 million and $2.6 million from the sales of oil and gas properties in 1996, 1995 and 1994, respectively. Property sales in 1996 primarily related to the divestiture of certain properties in conjunction with the NYLOG Liquidation for a purchase price of approximately $10.1 million. The Company sold interests in approximately 100 oil and gas properties, including those properties owned by the NYLOG Programs and certain related property interests (the "1996 Sales"). In addition, the Company sold a 10% interest in High Island Block 116 for a purchase price of approximately $5.8 million.
Sales of various other fields in 1996 resulted in a net gain of $978,000. (See Notes 3 and 4.)

   In July 1995, the Company sold its interest in the Sawyer Field to Louis Dreyfus Natural Gas Corp. for a purchase price of $64 million (the "Sawyer Sale"). As part of the Sawyer Sale, the Company also sold its interest in the field that was acquired through the APPL Consolidation in early 1995. (See Note 3.) American's share of the net proceeds from the sale was applied to eliminate $62.5 million of the Company's outstanding bank debt. The Company recorded a gain on the Sawyer Sale of approximately $10.6 million in 1995. Sales of various other fields in 1995 resulted in a net loss of approximately $400,000. Sales in 1994 related to the divestiture of low-value properties and resulted in a net gain of $1.1 million.


(6)   PRO FORMA INFORMATION (UNAUDITED)

   The following pro forma summary of consolidated results of operations for the years ended December 31, 1996 and 1995 gives effect to (i) that portion of the APPL Consolidation that was completed in the first half of 1995 for a purchase price of approximately $9 million, (ii) the Sawyer Sale in July 1995 for proceeds of $64 million, (iii) the 1995 sales of interests in several other fields for aggregate proceeds of approximately $2.5 million (the "1995 Sales"),
(iv) the Offshore Acquisitions, (v) the 1996 Sales and (vi) the Ancon
Acquisition.

   The pro forma results have been prepared assuming that each of the transactions described above was consummated as of January 1, 1995. The pro forma data for the year ended December 31, 1995 does not include results from the High Island 116 well acquired in the September 1996 Acquisition because the well did not produce during the period. Similarly, the pro forma data for the year ended December 31, 1996 includes only five months of results from the High Island 116 well, which results reflect the Company's acquired interest net of interests sold to a third party in November 1996. The well commenced production in August 1996 at a net production rate of 300 Bbls of oil per day and 17,100 Mcf of natural gas per day. The pro forma data does not reflect the nonrecurring gain of approximately $10.6 million on the Sawyer Sale.

(In thousands except per share amounts)                                     Year Ended December 31,
                                                                       -------------------------------
                                                                           1996               1995
                                                                       ------------       ------------
        Pro forma revenues  . . . . . . . . . . . . . . . . . . . .    $     82,656       $     70,839

        Pro forma loss before extraordinary item  . . . . . . . . .          (8,952)            (7,614)

        Pro forma net loss to common stock  . . . . . . . . . . . .         (10,752)            (6,958)

        Pro forma net loss per common share:
           Primary and fully diluted:
              Loss before extraordinary item  . . . . . . . . . . .    $      (0.87)      $      (0.80)
              Net loss  . . . . . . . . . . . . . . . . . . . . . .           (0.87)             (0.59)

        Weighted average shares outstanding:
           Primary and fully diluted  . . . . . . . . . . . . . . .          12,395             11,812

   The pro forma amounts do not purport to be indicative of the results of operations of American that may be reported in the future or that would have been reported had these transactions occurred as of January 1, 1995.

(7)   DEBT

   The following table details the components of the Company's debt (in thousands):

                                                                                  December 31,
                                                                       -------------------------------
                                                                           1996               1995
                                                                       ------------       ------------
        Credit Agreement  . . . . . . . . . . . . . . . . . . . . .    $     25,000       $      5,000
        Subordinated Notes  . . . . . . . . . . . . . . . . . . . .          35,000             35,000
                                                                       ------------       ------------

           Total long-term debt . . . . . . . . . . . . . . . . . .    $     60,000       $     40,000
                                                                       ============       ============


BANK DEBT

   As of December 31, 1996, the borrowing base, or amount available, under the Credit Agreement was $75 million. The increase in the borrowing base from $40 million at year-end 1995 reflects the increase in the value of the Company's oil and gas properties primarily due to the Offshore Acquisitions. Outstanding borrowings of $25 million under the Credit Agreement at December 31, 1996 were classified as long-term debt. The Company also had approximately $652,000 in letters of credit outstanding at December 31, 1996 that are collateralized by the Company's borrowing base. The borrowing base under the Credit Agreement is scheduled to be redetermined semiannually every March and September.

    The borrowings under the Credit Agreement during 1996 were used to fund the Offshore Acquisitions, the Ancon Acquisition and various capital projects. In November 1996, the Company applied the proceeds from the sale of common stock to reduce bank debt by approximately $46 million. (See Note 9.)

   Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at (i) LIBOR plus 1.50%, 1.75% or 2.00% or (ii) the higher of (a) the prime rate plus 0.50%, 0.75% or 1.00% or (b) the federal funds rate plus 1.00%, 1.25% or 1.50%. The applicable margin is added to the respective interest rate based on the ratio of the total amount of bank debt outstanding to the amount available under the Credit Agreement. The lowest, median or highest margin is applied if such ratio is less than or equal to 50%, is greater than 50% but less than or equal to 80%, or is greater than 80%, respectively. The weighted average interest on the Company's bank debt outstanding at December 31, 1996 was 7.6%. During 1996, the Company paid an annual commitment fee of 0.50% of the difference between the amount available under the Credit Agreement and the average amount outstanding, including letters of credit. Under the terms of an amendment to the Credit Agreement in October 1996, principal on the remaining long-term portion of the facility is scheduled to be repaid in ten quarterly installments commencing September 30, 1999. Interest is payable quarterly or upon maturity of the borrowing, if shorter, in the case of Eurodollar loans and monthly in the case of prime rate or federal funds rate loans.

11% SENIOR SUBORDINATED NOTES

   In December 1991, the Company privately placed $35 million in senior subordinated notes (the "Subordinated Notes") and immediately exercisable detachable warrants with three institutional investors. The notes bear interest at 11% payable semiannually every June and December. The warrants grant the holders the right to purchase approximately 1.2 million shares of the Company's common stock. In addition, each holder of the warrants has the option to tender the notes in lieu of cash as consideration for the exercise price.

   In September 1996, holders of the Subordinated Notes agreed to an extension of the principal payment dates of the notes, which were scheduled to begin in December 1997, in exchange for a reduction in the exercise price of the warrants, from $21.65 per share to $15.53 per share (as of the amendment date). As a result of this extension, annual principal payments of approximately $11.7 million on the notes will begin in December 2002.

FEES RELATED TO DEBT INSTRUMENTS

   The Company incurs fees related to its credit facilities that are reported as other expense. During 1996, 1995 and 1994, these fees totaled $696,000, $951,000 and $2.3 million, respectively. Fees paid in 1994 included $2.1 million incurred in connection with a new bank credit agreement and a bridge facility provided by New York Life in connection with the APPL Consolidation.

DEBT COVENANTS

   The Credit Agreement and the Subordinated Notes require the Company to comply with certain covenants including, but not limited to, restrictions on indebtedness, investments, payment of dividends and lease commitments. Cash dividends are prohibited on the Company's common stock, and annual preferred dividends are limited to 10% of the proceeds from the sale of preferred stock that may be outstanding from time to time, not to exceed $7.5 million. The current annual limit on preferred dividends is $2 million. These agreements also include a requirement to maintain a minimum net worth of $88.5 million. In addition, these agreements contain cross-default provisions. The Company was in compliance with these covenants at year end 1996.

ANNUAL MATURITIES

   Based on the amounts outstanding at December 31, 1996, the aggregate maturities of debt for the next five years are as follows (in thousands):

                               1997   . . . . . . . . . . .     $    -
                               1998   . . . . . . . . . . .          -
                               1999   . . . . . . . . . . .          5,000
                               2000   . . . . . . . . . . .         10,000
                               2001   . . . . . . . . . . .         10,000
                               Thereafter   . . . . . . . .         35,000
                                                                ----------

                                                                   $60,000
                                                                ==========


(8)   PREFERRED STOCK

   The Company has authorized 100,000 shares of preferred stock, par value $1.00 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. At December 31, 1996, American had 4,000 shares of convertible preferred stock outstanding and an additional 85,000 shares of preferred stock reserved under the Company's Stockholder Rights Plan.

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


(9)   COMMON STOCK

   The Company has authorized 50,000,000 shares of common stock, of which 15,694,430 shares were issued and outstanding at December 31, 1996. A schedule of the changes in the Company's common stock is provided below:

                                                                           Year Ended December 31,
                                                              --------------------------------------------------
                                                                  1996              1995               1994
                                                              -------------      ------------      -------------
Outstanding shares at beginning of year . . . . . . . .          11,812,483        11,468,313          7,051,350
Issuance of shares in public offering . . . . . . . . .           3,880,000           -                  -
Issuance of shares in APPL Consolidation  . . . . . . .             -                 346,094          4,266,963
Issuance of shares in private offering  . . . . . . . .             -                 -                  150,000
Other issuances (retirements) . . . . . . . . . . . . .               1,947            (1,924)           -
                                                              -------------      ------------      -------------
   Outstanding shares at end of year  . . . . . . . . .          15,694,430        11,812,483         11,468,313
                                                              =============      ============       ============

   In November 1996, the Company completed a public offering of approximately
3.9 million shares of common stock priced at $12 7/8 per share, resulting in net proceeds of approximately $46 million. American used the proceeds to reduce outstanding bank debt.

   As of December 31, 1996, the Company had warrants outstanding to purchase an aggregate of up to approximately 1.6 million shares of common stock. In December 1991, the Company issued warrants to certain institutional investors in conjunction with the issuance of its Subordinated Notes (the "Institutional Warrants"). As of December 31, 1996, the Institutional Warrants grant the right to purchase approximately 1.2 million shares (as adjusted for subsequent events) of common stock at an exercise price of $15.01 per share, subject to adjustment, on or before December 30, 2004. In connection with an acquisition of common stock in September 1992, Prudential Insurance acquired warrants to purchase common stock (the "Prudential Warrants" and, collectively with the Institutional Warrants, the "Warrants"). At the end of 1996, the Prudential Warrants grant the right to purchase approximately 356,000 shares (as adjusted) of common stock at an exercise price of $20.20 per share, subject to adjustment, on or before April 30, 1999.

   The Warrants contain certain provisions for adjustment of exercise prices in certain events, including sales of common stock at less than the exercise price or fair market value thereof, stock dividends, stock splits, reorganizations, reclassifications and mergers. Holders of the Warrants are also entitled to certain registration rights with respect to common stock issued upon the exercise thereof.

   The Company may at its option redeem (i) any or all of the outstanding Institutional Warrants for cash on or after December 30, 1996 at $10.35 per share of common stock issuable upon the exercise of such warrants, subject to adjustment, and (ii) all of the outstanding Prudential Warrants at any time after October 1, 1994 at the exercise price in effect on the date of redemption, provided in each case that the common stock has traded at specified prices above the then current exercise price for a specified period.

   Shares of common stock reserved for future issuance as of December 31, 1996 were as follows:

         Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . .            1,453,807
         Exercise of Institutional Warrants . . . . . . . . . . . . . . . . . . .            1,247,837
         Exercise of Prudential Warrants  . . . . . . . . . . . . . . . . . . . .              356,489
         Conversion of Convertible Preferred Stock  . . . . . . . . . . . . . . .            1,333,333
         Special conversion rights of Convertible Preferred Stock . . . . . . . .              444,444
                                                                                        --------------

            Total shares reserved . . . . . . . . . . . . . . . . . . . . . . . .            4,835,910
                                                                                        ==============


(10)   EMPLOYEE BENEFIT PLANS

STOCK COMPENSATION PLANS

   The American Exploration Company Stock Compensation Plan established in 1983 (the "1983 Plan") provides for the issuance of up to 500,000 shares of the Company's common stock. The 1983 Plan also authorizes the issuance of stock appreciation rights in conjunction with stock options and the granting of restricted common stock and performance shares. In 1996, 1995 and 1994, the Company recognized $159,000, $306,000 and $391,000, respectively, of compensation expense related to certain restricted stock purchased by the executive officers in 1993. The difference between the aggregate fair market value of the restricted shares purchased and the purchase price was considered unearned compensation at the time of grant, and compensation was earned ratably over the vesting period at 33 1/3% per year commencing with the first anniversary of grant. During the three-year reporting period, no other restricted common stock was issued nor were any stock appreciation rights or performance shares granted under the 1983 Plan.

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

   The exercise price, term and other conditions applicable to each option granted under the 1983 Plan and the 1994 Plan are determined at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the stock on the date of grant. Options granted generally vest ratably over a four-year period and have a maximum term of ten years.

   The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", effective January 1, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for the Company's stock option awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would not have been materially impacted in 1996 or 1995. Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   Detailed information regarding stock option transactions during the last three years is provided below:

                                                                   Year Ended December 31,
                                            --------------------------------------------------------------------
                                                     1996                     1995                   1994
                                            ---------------------    --------------------   --------------------
                                                         Weighted                Weighted               Weighted
                                                          Average                 Average                Average
                                                         Exercise                Exercise               Exercise
                                             Shares       Price       Shares      Price      Shares      Price
                                            ---------    --------    --------   ---------   --------    --------
Options outstanding at beginning of year. .   783,846    $  16.09     879,653   $   16.94    374,258    $  26.75
Options granted . . . . . . . . . . . . . .   662,550       12.63       3,320       12.01    590,000       12.83
Options forfeited . . . . . . . . . . . . .  (224,724)      19.93     (87,997)      22.66    (73,426)      29.77
Options expired . . . . . . . . . . . . . .      (200)      20.00     (11,110)      29.60    (11,179)      44.76
Options exercised . . . . . . . . . . . . .   (33,838)      12.73         (20)       8.75      -            -
                                            ---------                --------               --------

Options outstanding at end of year  . . . . 1,187,634       13.53     783,846       16.09    879,653       16.94
                                            =========                ========               ========

Options exercisable at end of year  . . . .   346,051       15.58     361,633       19.47    242,466       25.96
                                            =========                ========               ========


   The following table summarizes certain information regarding stock options outstanding at December 31, 1996:

                                                    As of December 31, 1996
                  ----------------------------------------------------------------------------------------------
                              Options Outstanding                                   Options Exercisable
                  -------------------------------------------------------     ----------------------------------
                                    Weighted Average         Weighted                               Weighted
   Range of           Number           Remaining              Average              Number            Average
Exercise Prices    Outstanding      Contractual Life       Exercise Price       Exercisable       Exercise Price
---------------   ------------      ----------------      ---------------     --------------      --------------
$11.50 - $15.38      1,122,926         8.6 years             $   12.66               281,343        $   12.69
$18.13 - $26.38         40,222         2.5 years                 23.33                40,222            23.33
$27.50 - $40.00         24,486         3.8 years                 33.39                24,486            33.39
                  ------------                                                --------------

                     1,187,634         8.3 years                 13.53               346,051            15.58
                  ============                                                ==============


   The weighted average fair value of stock options granted in 1996 and 1995 was $5.52 per share and $4.82 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 5.3% and 6.3%; expected life of four years in each case; expected volatility of 49% and 53%; and no dividend yield.

PHANTOM STOCK PLAN

   In September 1993, the Board of Directors of the Company adopted the Phantom Stock Plan, which provides key employees of the Company with rewards for past performance and incentives for future service. These rewards had previously included restricted units and option units; however, in 1995, all participants exercised their right to convert outstanding option units to stock options under the 1994 Plan.

   No awards were granted under the Phantom Stock Plan in 1996. Key employees were granted 650 restricted units and 1,300 option units in 1995 and 5,650 restricted units and 11,300 option units in 1994. In each case, the price for the option units equaled the fair market value of the Company's common stock on the date of the awards. The grant price for the restricted units was below market value.

   The restricted units awarded vest at 33 1/3% per year commencing with the first anniversary of grant. Upon vesting, a participant receives a cash payment for the difference between the grant price for the restricted units and the market value of the common stock on the vesting date. Participants do not receive shares of the Company's common stock under the Phantom Stock Plan. The Company recognizes compensation expense ratably over the vesting period of the restricted units for the difference between the grant price and the then-market value of the common stock. The amounts of cash paid to participants and compensation expense recognized were immaterial in all three reporting periods.


(11)   RELATED-PARTY TRANSACTIONS

NOTES RECEIVABLE FROM OFFICERS

   At December 31, 1995, the Company held $66,000 of notes receivable from executive officers of the Company. The Company provided loans to the executive officers to purchase a portion of certain restricted common stock issued in 1993. The notes bore interest at 3.9% and were repaid in October 1996.

NEW YORK LIFE

   Until the fourth quarter of 1996, New York Life had been a major stockholder of the Company, owning almost 10% of American's voting stock. As of December 31, 1996, New York Life owned approximately 4.5% of American's voting stock. Since 1983, New York Life had been a substantial investor in each of the Company's APPL Programs, providing 35% of the amount committed by co-investors. In conjunction with the APPL Consolidation, New York Life sold certain of its APPL Program interests to the Company and transferred its remaining interests to Ancon. See Note 3 for information regarding American's acquisition of New York Life's interests in Ancon during December 1996.

   New York Life contributed net assets to Ancon totaling $56.7 million in 1995, consisting primarily of its remaining APPL Program interests. American acquired a 20% interest in these net assets for cash consideration of $6.7 million. No properties were contributed to the partnership in 1996 or 1994. Capital contributions by New York Life to Ancon for development activity totaled $813,000 in 1994. No capital contributions were made for development activity in 1996 or 1995.

   During the period 1985-1992, the Company and a subsidiary of New York Life, as co-general partners, formed the NYLOG Programs, which were sold to the public by New York Life agents and independent broker-dealers. See Note 4 for a discussion of the liquidation of the NYLOG Programs.

   In April 1994, New York Life extended to the Company a $40 million bridge facility in connection with the APPL Consolidation. American paid interest, commitment fees and financing fees on this facility totaling $1.6 million in 1994. In February 1995, the Company refinanced the $31.1 million outstanding balance under this facility using excess borrowing capacity under the Credit Agreement.

INVESTMENT PROGRAMS

         The Company was the operator of certain properties owned by the NYLOG Programs, the APPL Programs and Ancon and, accordingly, charged technical fees to these entities. The Company was also reimbursed for costs incurred in managing the operations of these entities. Administrative and technical fees charged by the Company to the investment programs and Ancon totaled $3.4 million, $3.9 million and $7.6 million for 1996, 1995 and 1994, respectively. Such fees included fees charged to the APPL Programs, which were consolidated into American's operations during 1994 and early 1995.

OTHER TRANSACTIONS

   Legal fees incurred for services provided by a law firm in which a partner was a director of the Company until June 1995 totaled $285,000 and $377,000 in 1995 and 1994, respectively.

(12)   INCOME TAXES

   The Company reported a loss before income taxes totaling $8.3 million in 1996, which related entirely to domestic operations. The Company's income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 is detailed below (in thousands):

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1996             1995             1994
                                                             ----------       ----------       ----------
   Current:
      Federal   . . . . . . . . . . . . . . . . . . . .      $    -           $       58       $    -
      State   . . . . . . . . . . . . . . . . . . . . .               9              (18)              39
                                                             ----------       ----------       ----------
                                                                      9               40               39
                                                                      -       ----------       ----------
   Deferred:
      Federal   . . . . . . . . . . . . . . . . . . . .           -                -                -
      State   . . . . . . . . . . . . . . . . . . . . .             272             (161)            (494)
                                                             ----------       ----------       ----------
                                                                    272             (161)            (494)
                                                            -----------       ----------       ----------

         Total  . . . . . . . . . . . . . . . . . . . .      $      281       $     (121)      $     (455)
                                                             ==========       ==========       ==========


   The difference between the provision (benefit) for income taxes and the amount that would be determined by applying the statutory federal income tax rate to income (loss) before income taxes and extraordinary items for the years ended December 31, 1996, 1995 and 1994 is analyzed below (in thousands):

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1996             1995             1994
                                                             ----------       ----------       ----------
   Income (loss) before income taxes
      and extraordinary item  . . . . . . . . . . . . .      $   (8,324)      $    1,356       $  (60,690)
                                                             ==========       ==========       ==========

   Income tax provision (benefit)
      at the statutory rate   . . . . . . . . . . . . .      $   (2,913)      $      475       $  (21,242)
   Change in valuation allowance  . . . . . . . . . . .             (30)             (75)          22,203
   Federal alternative minimum tax  . . . . . . . . . .           -                   58            -
   State income tax   . . . . . . . . . . . . . . . . .               9              (18)              39
   Revision of prior estimated tax basis of
      properties sold   . . . . . . . . . . . . . . . .           4,424            -                -
   Other  . . . . . . . . . . . . . . . . . . . . . . .          (1,209)            (561)          (1,455)
                                                             ----------       ----------       ----------

         Income tax provision (benefit)   . . . . . . .      $      281       $     (121)      $     (455)
                                                             ==========       ==========       ==========

   The Company's deferred income tax liability at December 31, 1996 and 1995 is comprised of the tax benefit (cost) associated with the following items (in thousands):

                                                                                      December 31,
                                                                              ---------------------------
                                                                                 1996             1995
                                                                              ----------       ----------
   Deferred tax asset:
      Net operating loss carryforwards  . . . . . . . . . . . . . . . .       $   98,553       $   95,869
      State income tax  . . . . . . . . . . . . . . . . . . . . . . . .            2,701            2,790
      Investment tax credit carryforwards   . . . . . . . . . . . . . .            1,857            1,873
      Minimum tax carryforwards   . . . . . . . . . . . . . . . . . . .              479              559
                                                                              ----------       ----------
         Gross deferred tax asset   . . . . . . . . . . . . . . . . . .          103,590          101,091

   Valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . .          (93,116)         (93,146)
                                                                              ----------       ----------
                                                                                  10,474            7,945
                                                                              ----------       ----------
   Deferred tax liability:
      Acquisition, exploration and development costs  . . . . . . . . .          (10,474)          (7,945)
      State income tax  . . . . . . . . . . . . . . . . . . . . . . . .             (447)            (175)
                                                                              ----------       ----------
         Gross deferred tax liability   . . . . . . . . . . . . . . . .          (10,921)          (8,120)
                                                                              ----------       ----------

   Net deferred tax liability   . . . . . . . . . . . . . . . . . . . .       $     (447)      $     (175)
                                                                              ==========       ==========


   As of December 31, 1996, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $281 million. Unless utilized, approximately 73% of this amount will expire in the next five years. Included in the total NOLs are approximately $71.5 million that arose through an acquisition completed in 1987, and $143.7 million that arose through the acquisition of Conquest Exploration Company in 1991. These acquired NOLs may be used to offset the respective subsidiaries' taxable income subject to individual annual and cumulative limits. In addition to the individual limitations, changes in the Company's ownership in 1996 have resulted in an overall limitation on the amount of benefit to be realized from the NOL in the amount of approximately $9.6 million annually. Any unused portion of the benefit is carried forward. The Company's $2.7 million state tax deferred asset is primarily the result of separate company NOLs in individual states. The Company also has investment tax credit carryforwards of approximately $1.9 million, which expire in the amount of approximately $11,000 annually through 1998 and will be fully expired by 2001. The Company has an alternative minimum tax credit carryforward of approximately $479,000 that does not expire and is available to offset regular income taxes in future years, but only to the extent that regular income taxes exceed the alternative minimum tax in such years.

   The deferred tax asset valuation allowance of $93.1 million reflects the amounts for which utilization of the asset is not assured due to the expiration of NOLs and the effects of future drilling costs.


(13)   FINANCIAL INSTRUMENTS

DERIVATIVES

   The Company uses derivative financial instruments solely to manage the risk associated with fluctuations in oil and gas prices. The following table details the commodity price swap agreements in effect at December 31, 1996.

                                                                            Average
Product          Contract Period                   Daily Production       Fixed Price       Market Price Reference
-------   ----------------------------------      -----------------      ------------       ------------------------
 Gas      June 1996 - May 1997                      20,000 MMBtu          $     1.86         Houston Ship Channel
 Gas      May 1996 - April 1997                      2,000 MMBtu                2.13         Henry Hub
 Oil      January 1996 - December 1996               1,000 barrels             17.00         NYMEX WTI
 Oil      April 1996 - March 1997                      400 barrels             18.22         NYMEX WTI
 Oil      July 1996 - December 1996                  2,000 barrels             17.80         NYMEX WTI
 Oil      January 1997 - December 1997               3,000 barrels             19.48         NYMEX WTI

   With regard to the production hedged under the commodity price swap agreements, if the market price is above the fixed price, the Company will pay to the counterparty the difference between the fixed price and the market price; and if the market price is below the fixed price, the Company will receive that difference from the counterparty.

   Also, the Company purchased put options for 2,000 MMBtu per day of gas with an average floor price of $1.90 per MMbtu (based on the Tennessee Gas Pipeline Co., Louisiana and Offshore reference prices) for the period from April 1996 through April 1997.

   Additionally, the Company has entered into a commodity price collar transaction for 10,000 MMBtu per day of gas for the period from January through December 1997. With regard to the production hedged under the commodity price collar, if the market price is above the cap strike price of $2.65 per MMBtu, the Company will pay to the counterparty the difference between the cap strike price and the market price; and if the market price is below the floor strike price of $2.00 per MMBtu, the Company will receive that difference from the counterparty. The market price reference for this transaction is based on the NYMEX natural gas futures contract.

   The Company is exposed to credit loss in the event of nonperformance by the other party to each hedging agreement. However, the Company anticipates that each counterparty will be able to fully satisfy its obligation under each agreement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1996 (in thousands):

                                                                        Carrying           Fair
                                                                         Value             Value
                                                                       ----------       ----------
             Long-term debt (a) . . . . . . . . . . . . . . . . .      $  (60,000)      $  (60,000)
             Commodity price hedging agreements (b) . . . . . . .          (1,389)          (7,600)

   _______________
   (a)   Fair value equals carrying value for the Company's long-term debt.

   (b) The carrying value primarily represents an accrued liability of approximately $1.4 million related to the Company's loss on commodity price swap agreements in effect for December production. The fair value of the hedging agreements represents the estimated amount the Company would pay to terminate all of the agreements at December 31, 1996, based on the closing prices for NYMEX futures contracts on the last trading date in December. Such prices ranged from $20.81 to $26.57 per barrel of oil and from $2.06 to $4.00 per MMBtu of gas, with the highest prices indicated for January 1997 production. Management believes that the Company's risk of loss on the hedging agreements due to inflated market reference prices in 1997 will be mitigated by the receipt of actual cash prices in excess of the fixed price under the hedging agreements.

   The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these instruments.

(14)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

   The Company has entered into operating leases, primarily for office space, which expire over the next five years. These operating leases frequently include renewal options at the then-fair rental value and require that the Company pay a pro rata share of executory costs (including taxes, maintenance and utility expenses) incurred by the landlord. Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of December 31, 1996 are as follows (in thousands):

             1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,549
             1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,737
             1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,737
             2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,737
             2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,597
                                                                                        ----------
                Total minimum lease payments  . . . . . . . . . . . . . . . . . .           12,357
                Total minimum sublease rentals  . . . . . . . . . . . . . . . . .           (1,473)
                                                                                        ----------
                Net minimum lease payments  . . . . . . . . . . . . . . . . . . .       $   10,884
                                                                                        ==========


   Rent expense totaled $2.6 million, $2.7 million and $3.9 million in 1996, 1995 and 1994, respectively, which includes the Company's share of executory costs associated with its office leases. Sublease rentals received during the past three years were not material.

DRILLING COMMITMENTS

   In December 1996, the Company entered into a joint venture with Tom Brown Inc. to explore for oil and gas on certain acreage in the Cotton Valley. Under the terms of the exploration agreement, the Company is committed to expend a minimum of $1.6 million for the drilling of two exploratory wells that are expected to be drilled in the third and fourth quarters of 1997.

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

   In the year ended December 31, 1996, sales to Enron Corp. and certain subsidiaries of KN Energy, Inc. accounted for approximately 26% and 13%, respectively, of the Company's oil and gas revenues. Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations.

LEGAL PROCEEDINGS

   The Company is a party to certain legal proceedings arising in the ordinary course of its oil and gas business. Although the Company cannot predict the outcome of such proceedings with certainty, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse impact on its financial position. In addition, the Company is involved in the following matters:

   BOWDOIN FIELD, PHILLIPS AND VALLEY COUNTIES, MONTANA.   In February 1995,
two Company affiliates were served with a lawsuit styled KN Gas Supply Services, Inc. v. American Production Partnership-V, Ltd. and Ninian Oil Finance

Corp., filed in United States District Court in Denver, Colorado, requesting declaratory judgment that KN Gas Supply Services, Inc. ("KNGSS") had the right to reduce the contract price for gas produced from the Bowdoin Field to market levels from October 1, 1993 forward. KNGSS also requested declaratory judgment that it has a right to relief from the contract price due to regulatory changes, which it alleges renders the contract commercially impracticable, and that Federal Energy Regulatory Commission Order No. 636 is a condition subsequent which excuses performance under the contract. In April 1995, the Company filed counterclaims against KNGSS relating to the failure of KNGSS to take and pay for certain minimum volumes of gas, among other contractual matters. The Company has dismissed all of its counterclaims, and KNGSS has dismissed its commercially impracticable and condition subsequent claims.
KNGSS alleges that it has overpaid the Company's affiliates and seeks a refund of approximately $7.7 million for the period through September 1996. A Motion for Summary Judgment was filed by the Company in July 1996 and was argued before the court on February 14, 1997. Although the Company cannot predict the outcome of this proceeding, American will vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

   PUBLIC PARTNERSHIP LITIGATION.   The Company and its subsidiary, American
Exploration Production Company ("AEPCO" and, together with the Company, the "American Parties"), along with New York Life and several of its subsidiaries, were named as defendants in a class action complaint filed in the United States District Court for the Southern District of Florida on March 18, 1996, styled Shea et al. v. New York Life Insurance Co., et al. (Civil Action No. 96-0746), alleging generally that the defendants engaged in fraudulent activities in connection with the marketing and sale of interests in, and the subsequent operation of, various limited partnerships, breached implied covenants and fiduciary duties and violated various federal securities and state laws and rules. A subsidiary of New York Life ("NYLIFE") agreed to indemnify the American Parties from and against any and all judgments or settlements entered or reached in this litigation and certain related litigation, or any subsequent lawsuits by investors in the NYLOG Programs based on substantially similar claims and factual allegations. The defendants expressly denied any wrongdoing alleged in the complaints and conceded no liability or wrongdoing. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement (the "Settlement Agreement") with the approval of the Florida court, providing for the liquidation of the NYLOG Programs and the release and discharge of the defendants and various other related parties. Because the time for any appeal of the settlement has elapsed, the judgment approving the settlement is final. Pursuant to the Settlement Agreement, each limited partner of a limited partnership who participated in the settlement received from an affiliate of New York Life a cash payment that, together with prior distributions to such settling limited partner from such limited partnership, resulted in the settling limited partner receiving in the aggregate an amount at least equal to his total investment in such partnership. In July 1996, the limited partners of the NYLOG Programs approved the liquidation of the partnerships, and the liquidating sales of substantially all of the properties held by the NYLOG Programs were completed during the fourth quarter of 1996. The Company expects to complete the liquidation and dissolution of the NYLOG Programs in the second quarter of 1997. (See Note 4.)

   New York Life and certain of its subsidiaries and AEPCO were also named as defendants in a lawsuit relating to the NYLOG Programs styled Billy H. Mancil and Mary M. Mancil v. New York Life Insurance Company, et al., Civil Action No. CV-95-2595 GR, Circuit Court of Montgomery County, Alabama (the "Mancil Litigation"). The complaint in the Mancil Litigation alleged various causes of action arising out of Mancil's purchase of interests in certain NYLOG Programs including, among other things, fraud, reckless and negligent misrepresentations, and negligence in hiring, training and/or supervising a sales agent involved in the sale of the NYLOG interests. Plaintiffs sought an unspecified amount of compensatory and punitive damages and costs. By letter dated January 21, 1997, the plaintiffs advised the court that the Mancil Litigation had been settled with all defendants. The Mancil Litigation is covered by the indemnification agreement described in the foregoing paragraph.

(15)   CASH FLOW INFORMATION

   Supplemental cash flow information is presented below (in thousands):

                                                                            Year Ended December 31,
                                                                   -----------------------------------------
                                                                       1996          1995            1994
                                                                   ---------      ----------      ----------
Cash Payments:
-------------
   Interest, net of amounts capitalized (a) . . . . . . . . .      $   4,196      $    5,638      $    6,528
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .              9              40              39

Noncash Investing and Financing Activities:
------------------------------------------
   APPL Consolidation:
      Acquisition of oil and gas properties . . . . . . . . .      $    -         $    1,198      $   52,222
      Other assets acquired . . . . . . . . . . . . . . . . .           -               -              2,287
      Liabilities assumed . . . . . . . . . . . . . . . . . .           -               -                535
      Debt retired  . . . . . . . . . . . . . . . . . . . . .           -              4,680           1,612
      American common stock issued  . . . . . . . . . . . . .           -             (4,326)        (56,230)
      Gain on extinguishment of debt  . . . . . . . . . . . .           -             (1,552)           (426)

_______________
(a) The Company capitalized interest totaling $1.9 million in 1996 and $1.5 million in each of the years 1995 and 1994, based on the Company's weighted average bank borrowing rate for the period.


(16)   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

   The Company's only industry segment is oil and gas exploration and production. The Company has not conducted any foreign operations since 1993; however, the Company recorded a $6.4 million impairment charge in 1994 to write off its remaining leasehold interests in Tunisia which were sold during that year. In 1994, the Company also reported an impairment charge of $25 million related to a change in accounting policy for impairment of proved oil and gas properties. (See Note 1.) Information regarding the Company's operations by geographic area for 1994 is presented below (in thousands):

                                                            United States         Foreign           Consolidated
                                                           ---------------      -------------      -------------
Year Ended December 31, 1994
----------------------------
   Sales to unaffiliated customers  . . . . . . . . . .    $        50,033      $        -         $      50,033
   Loss from operations . . . . . . . . . . . . . . . .            (44,727)            (6,706)           (51,433)
   Identifiable assets  . . . . . . . . . . . . . . . .            223,894               -               223,894

(17)   QUARTERLY RESULTS - (UNAUDITED)

(In thousands, except for per share data)               First            Second        Third           Fourth
                                                        Quarter         Quarter        Quarter         Quarter
                                                       ----------      ----------     ----------      ----------
Year Ended December 31, 1996 (a)
--------------------------------
   Oil and gas sales  . . . . . . . . . . . . . . . .  $   15,913      $   17,260     $   19,090      $   23,965
   Income (loss) from operations  . . . . . . . . . .         592          (3,355)           (51)           (982)
   Net loss . . . . . . . . . . . . . . . . . . . . .        (215)         (4,312)        (1,244)         (2,834)

   Net loss per common share  . . . . . . . . . . . .  $     (.06)     $     (.40)    $     (.14)     $     (.23)

Year Ended December 31, 1995 (b)
--------------------------------
   Oil and gas sales  . . . . . . . . . . . . . . . .  $   17,832      $   20,327     $   16,890      $   15,719
   Income (loss) from operations  . . . . . . . . . .       1,308           2,897          7,263          (4,655)
   Income (loss) before extraordinary item  . . . . .        (495)            990          6,015          (5,033)
   Net income (loss)  . . . . . . . . . . . . . . . .       1,961             990          6,015          (5,033)

   Net income (loss) per common share:
      Income (loss) before extraordinary item . . . .  $     (.08)     $      .05     $      .47      $     (.46)
      Extraordinary gain on extinguishment of debt. .         .21           -              -               -
                                                       ----------      ----------     ----------      ----------

      Net income (loss) per common share  . . . . . .  $      .13      $      .05     $      .47      $     (.46)
                                                       ==========      ==========     ==========      ==========

_______________
(a) The Company conducted an active exploration program during 1996. Quarterly net losses of varying amounts in 1996 were primarily attributable to the varying number of unsuccessful exploratory wells for which dry hole expense had been recorded during the quarter.

(b) In the first quarter of 1995, the Company recorded an extraordinary gain of $2.5 million resulting from the elimination of debt through the APPL Consolidation. In the third quarter of 1995, the Company recorded a gain on the Sawyer Sale of approximately $10.6 million, offset in part by recognition of $2.8 million of dry hole expense on two wells. In the fourth quarter of 1995, the Company recorded an impairment charge of $1.8 million related to the impairment of an unproved property and recorded additional dry hole expense of $1.3 million primarily related to one offshore well.

         Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. Earnings per common share have been retroactively restated to reflect the Reverse Stock Split. (See Note 2.)

          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES

CAPITALIZED COSTS

(In thousands)                                                                               December 31,
                                                                                      --------------------------
                                                                                         1996            1995
                                                                                      ----------      ----------
   Proved properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  323,266      $  265,953
   Unproved oil and gas interests . . . . . . . . . . . . . . . . . . . . . . . .         33,360          26,074
                                                                                      ----------      ----------
      Total capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . .        356,626         292,027
      Less:   Accumulated depreciation, depletion and amortization  . . . . . . .        149,428         146,188
                                                                                      ----------      ----------
      Net capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  207,198      $  145,839
                                                                                      ==========      ==========


COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES

(In thousands)                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                          1996           1995           1994
                                                                       ----------     ----------      ----------
   Property acquisition costs:
      Proved  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   67,872     $   14,491      $   81,385
      Unproved  . . . . . . . . . . . . . . . . . . . . . . . . .           9,903          2,642           -
   Exploration costs  . . . . . . . . . . . . . . . . . . . . . .          26,745          2,449           2,583
   Development costs  . . . . . . . . . . . . . . . . . . . . . .          15,648         23,089          15,804
   Capitalized interest . . . . . . . . . . . . . . . . . . . . .           1,939          1,468           1,496
                                                                       ----------     ----------      ----------
      Total costs incurred  . . . . . . . . . . . . . . . . . . .      $  122,107     $   44,139      $  101,268
                                                                       ==========     ==========      ==========


RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

(In thousands)                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                          1996           1995           1994
                                                                       ----------     ----------      ----------
   Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,228     $   70,768      $   50,033
   Production and operating costs . . . . . . . . . . . . . . . . . .      25,681         29,443          25,932
   Exploration expense, including impairments (a) . . . . . . . . . .      18,834          6,648          11,129
   Depreciation, depletion and amortization . . . . . . . . . . . . .      27,879         29,100          28,062
   Writedown of oil and gas properties  . . . . . . . . . . . . . . .      -               -              25,000
   Income tax provision (benefit) . . . . . . . . . . . . . . . . . .         281           (121)           (455)
                                                                       ----------     ----------      ----------
      Results of operations for oil and gas producing activities. . .  $    3,553     $    5,698      $  (39,635)
                                                                       ==========     ==========      ==========


_______________
(a) Exploration expense for 1994 included a $6.4 million impairment charge to write off the Company's remaining leasehold interests in Tunisia. No foreign operations have been conducted by the Company since 1993.

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

         The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The estimated future cash flows from proved reserves were then determined based on year-end prices, except in those instances where fixed and determinable price escalations are included in existing contracts. The effect of derivative transactions on oil and gas prices as of December 31, 1996 was not material. Finally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and certain abandonment costs, all based on year-end economic conditions and the estimated effect of future income taxes based on the current tax law.

         The Company's estimated future net cash flows from proved oil and gas reserves as of December 31, 1996 were significantly impacted by higher oil and gas prices at the end of 1996 than in recent years. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1996. There can be no assurance that the assumed prices will actually be realized for such production.

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

         Reference is made to Note 14 to the Consolidated Financial Statements for information regarding certain litigation concerning the Bowdoin Field.

                          RESERVE QUANTITY INFORMATION
                                  (UNAUDITED)

                                                                      December 31,
                                     ---------------------------------------------------------------------------
                                             1996                         1995                     1994
                                     ---------------------      ----------------------     ---------------------
                                      Oil          Gas           Oil          Gas           Oil          Gas
                                      (MBbls)      (MMcf)       (MBbls)       (MMcf)       (MBbls)       (MMcf)
                                     --------     --------      --------    ---------      --------    ---------
PROVED RESERVES
---------------
Balance at beginning of year  . . . .  10,464      126,014         9,660      186,680         5,895      104,723
   Purchases of minerals in place       4,555       45,333         1,225       18,846         5,153      108,075
   Extensions, discoveries and
      other additions . . . . . . . .     885       21,231         1,435       17,318           128       12,825
   Revisions of previous estimates. .   1,853        9,085           616        1,270          (197)     (22,467)
   Sales of minerals in place . . . .  (1,584)     (11,883)         (792)     (73,650)          (78)        (235)
   Production . . . . . . . . . . . .  (1,789)     (22,369)       (1,680)     (24,450)       (1,241)     (16,241)
                                     --------     --------      --------    ---------      --------    ---------

Balance at end of year  . . . . . . .  14,384      167,411        10,464      126,014         9,660      186,680
                                     ========     ========      ========    =========      ========    =========

PROVED DEVELOPED RESERVES
-------------------------
Balance at end of year  . . . . . . .  10,117      142,261         9,474       98,590         8,697      127,838
                                     ========     ========      ========    =========      ========    =========

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                    RELATING TO PROVED OIL AND GAS RESERVES
                                  (UNAUDITED)


(In thousands)                                                                  Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1996             1995             1994
                                                                   -----------      -----------     ------------
Future cash inflows . . . . . . . . . . . . . . . . . . . . . . .  $   930,456      $   454,508     $    502,989
Future production and development costs . . . . . . . . . . . . .     (324,991)        (209,094)        (258,711)
                                                                   -----------      -----------     ------------

Future net cash flows before income taxes . . . . . . . . . . . .      605,465          245,414          244,278
Future income taxes . . . . . . . . . . . . . . . . . . . . . . .      (51,178)          (2,892)          (2,109)
                                                                   -----------      -----------     ------------

Future net cash flows after income taxes  . . . . . . . . . . . .      554,287          242,522          242,169
Discount at 10% annual rate . . . . . . . . . . . . . . . . . . .     (188,458)         (98,628)        (101,463)
                                                                   -----------      -----------     ------------

Standardized measure of discounted future net cash flows  . . . .  $   365,829      $   143,894     $    140,706
                                                                   ===========      ===========     ============



      CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  (UNAUDITED)


(In thousands)                                                                  Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1996             1995             1994
                                                                   -----------      -----------     ------------
Balance, beginning of year  . . . . . . . . . . . . . . . . . . .  $   143,894      $   140,706     $    103,270
Sales and transfers of oil and gas produced, net of           . .
   production costs . . . . . . . . . . . . . . . . . . . . . . .      (50,547)         (41,325)         (24,101)
Net changes in prices and production costs  . . . . . . . . . . .       80,346            9,959          (67,753)
Extensions, discoveries and improved recoveries, net of future. .
   production and development costs . . . . . . . . . . . . . . .       39,072           22,867            3,822
Purchases of minerals in place  . . . . . . . . . . . . . . . . .      156,746           15,162          115,379
Sales of minerals in place  . . . . . . . . . . . . . . . . . . .      (21,612)         (33,672)            (451)
Changes in estimated future development costs . . . . . . . . . .         (997)           3,222            4,997
Development costs incurred during the year  . . . . . . . . . . .        3,588           11,592           11,518
Revisions of previous quantity estimates  . . . . . . . . . . . .       28,914            3,857           (7,826)
Accretion of discount . . . . . . . . . . . . . . . . . . . . . .       14,616           14,230           10,476
Net change in future income taxes . . . . . . . . . . . . . . . .      (17,896)            (444)             117
Changes in production rates (timing) and other  . . . . . . . . .      (10,295)          (2,260)          (8,742)
                                                                   -----------      ------------    ------------

Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .  $   365,829      $   143,894     $    140,706
                                                                   ===========      ===========     ============

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

Phantom Stock Plan of American Exploration Company, effective September 21, 1993 (Form 10-Q, September 30, 1993, Exhibit 10(b)).

American Exploration Stock Compensation Plan, effective June 13, 1995 (Proxy Statement, May 10, 1995, Appendix A).

Employment Agreement between American Exploration Company and Mark Andrews, effective November 30, 1995. (Form 10-K, December 31, 1995, Exhibit 10(dd)).

Severance Agreements between American Exploration Company and the executive officers of American Exploration Company, effective November 30, 1995. (Form 10-K, December 31, 1995, Exhibit 10(ee)).

Incentive Bonus Plan (1997).

Amendment to the American Exploration Company Stock Compensation Plan (Effective as of November 1, 1996).

Amendment to the 1994 American Exploration Company Stock Compensation Plan (Effective as of November 1, 1996).

                               INDEX OF EXHIBITS


*3(a)       -         Restated Certificate of Incorporation of American
                      Exploration Company, as supplemented by Certificate of Amendment to Restated Certificate of Incorporation of
                      American Exploration Company, effective June 13, 1995
                      (Form 10-K, December 31, 1995, Exhibit 3(a)).

*3(b)       -         Amended and Restated Bylaws of American  Exploration
                      Company (Form 10-K, December 31, 1995, Exhibit 3(b)).

*4(a)       -         Rights Agreement, dated as of September 28, 1993, between
                      American Exploration Company and Society National Bank
                      (Form 8-K, September 28, 1993, Exhibit 4), as supplemented by Amendment to Rights Agreement, dated as of August 3, 1994, between American Exploration Company and Society National Bank (Form 8-K, August 31, 1994,
                      Exhibit 4).

*4(b)       -         Certificate of Designation of the $450 Cumulative
                      Convertible Preferred Stock, Series C, dated December 14,
                      1993  (Form S-3, January 4, 1994, Registration No.
                      33-51795, Exhibit 4.3), as supplemented by Certificate of Correction to the Certificate of Designation of the $450
                      Cumulative Convertible Preferred Stock, Series C, dated
                      December 29, 1993  (Form S-3, January 4, 1994,
                      Registration No. 33-51795, Exhibit 4.4).

*4(c)       -         Deposit Agreement, dated as of December 10, 1993, by and
                      among American Exploration Company, Harris Trust and
                      Savings Bank and the holders from time to time of Depositary Receipts (Form S-3, January 4, 1994,
                      Registration No. 33-51795, Exhibit 4.5).

*4(d)       -         Purchase Agreement, dated as of December 10, 1993, by and
                      among American Exploration Company and each of the purchasers referred to therein (Form S-3, January 4, 1994, Registration No. 33-51795, Exhibit 4.6).

*4(e)       -         Registration Rights Agreement, dated as of December 17,
                      1993, by and among American Exploration Company and each of the purchasers referred to therein (Form S-3, January
                      4, 1994, Registration No. 33-51795, Exhibit 4.7).

*4(f)       -         Form of Stock Certificate representing shares of
                      Convertible Preferred Stock (Form 8-A, March 23, 1994,
                      Exhibit 8).

*4(g)       -         Form of Depositary Receipt representing Depositary Shares
                      (Form 8-A, March 23, 1994, Exhibit 9).

*10(a)      -         Forms of New York Life Oil & Gas Production Partnership
                      Agreements (Amendment No. 4 to Form S-2, January 21,
                      1988, Registration No. 33-18512, Exhibit 10(gg)).

*10(b)      -         American Exploration Company Stock Compensation Plan,
                      effective December 9, 1988  (Form S-8, September 21,
                      1989, Registration No. 31-31202, Exhibit 4(c)).

*10(c)      -         American Exploration Company Amended and Restated 1978
                      Hershey Oil Corporation Non-Qualified Equity
                      Participation Plan  (Form S-4, August 8, 1990,
                      Registration No. 33-36268, Exhibit 10(ccc)).

*10(d)      -         American Exploration Company Amended and Restated 1983
                      Stock Option Plan of Hershey Oil Corporation  (Form S-4,
                      August 8, 1990, Registration No. 33-36268, Exhibit
                      10(ddd)).

*10(e)      -         American Exploration Company Amended and Restated 1988
                      Stock Option Plan of Hershey Oil Corporation  (Form S-4,
                      August 8, 1990, Registration No. 33-36268, Exhibit
                      10(eee)).

*10(f)      -         Office Lease, dated December 12, 1990, between
                      JMB/Houston Center Partners Limited Partnership and
                      American Exploration Company  (Form S-4, January 9, 1991,
                      Registration No. 33-38546, Exhibit 10(kkk)).

*10(g)      -         Master Exchange Agreement, dated as of February 1, 1991,
                      between American Exploration Company and Morgan Guaranty
                      Trust Company of New York  (Form 10-Q, March 31, 1991,
                      Exhibit 10(a)).

*10(h)      -         Note Purchase Agreement, dated as of December 27, 1991,
                      re:  $35,000,000  11%  Senior Subordinated Notes due
                      December 30, 2001 (Form 8-K, January 10, 1992, Exhibit
                      10(a)), as supplemented by the Amendment to Note Purchase
                      Agreement, dated as of February 16, 1993, by and among American Exploration Company (the "Company") and the parties named therein (Form 8-K, February 16, 1993,
                      Exhibit 10(a)), as supplemented by letter agreement, dated March 22, 1993, by and among the Company and the parties named therein (Form 10-K, December 31, 1992,
                      Exhibit 10(zz)), as supplemented by Second Amendment to Note Purchase Agreement, dated as of September 30, 1993, by and among the Company and the parties named therein
                      (Form 10-Q, September 30, 1993, Exhibit 10(c)), as supplemented by Third Amendment to Note Purchase
                      Agreement, dated as of March 18, 1994, by and among the Company and the parties named therein (Form 10-K, December 31, 1993, Exhibit 10(tt)), as supplemented by
                      Fourth Amendment to Note Purchase Agreement, dated as of
                      April 28, 1994, by and among the Company and the parties named therein (Form 10-Q, March 31, 1994, Exhibit 10(c)), as supplemented by Fifth Amendment to Note Purchase
                      Agreement, dated as of July 26, 1994, by and among the Company and the parties named therein (Form 10-Q, September 30, 1994, Exhibit 10(c)), as supplemented by
                      Sixth Amendment to Note Purchase Agreement, dated as of
                      September 12, 1996, by and among the Company and the parties named therein (Form 8-K, September 18, 1996,
                      Exhibit 10(b)).

*10(i)      -         Warrant Purchase Agreement and Form of Warrants, dated as
                      of December 27, 1991  (Form 8-K, January 10, 1992,
                      Exhibit 10(b)), as supplemented by Amendment No. 1 to
                      Warrant Purchase Agreement, dated as of February 16,
                      1993, by and among American Exploration Company and the parties named therein (Form 8-K, February 16, 1993,
                      Exhibit 10(b)), as supplemented by Amendment No. 2 to
                      Warrant Purchase Agreement, dated as of September 12,
                      1996 (Form 8-K, September 18, 1996, Exhibit 10(c)).

*10(j)      -         Stock Purchase Agreement, dated as of September 3, 1992,
                      between American Exploration Company and The Prudential
                      Insurance Company of America  (Form 8-K, September 3,
                      1992, Exhibit 10(a)).

*10(k)      -         Stock Purchase Warrant, dated as of September 3, 1992,
                      between American Exploration Company and The Prudential
                      Insurance Company of America  (Form 8-K, September 3,
                      1992, Exhibit 10(b)).

*10(l)      -         Registration Rights Agreement, dated as of September 3,
                      1992, between American Exploration Company and The
                      Prudential Insurance Company of America  (Form 8-K,
                      September 3, 1992, Exhibit 10(c)).

*10(m)      -         Phantom Stock Plan of American Exploration Company,
                      effective September 21, 1993 (Form 10-Q, September 30,
                      1993, Exhibit 10(b)).

*10(n)      -         Agreement of Limited Partnership of Ancon Partnership
                      Ltd., dated December 10, 1993, by and between American
                      Exploration Company and NYLIFE Resources, Inc. (Form
                      10-K, December 31, 1993, Exhibit 10(rr)).

*10(o)      -         Letter Agreement, dated as of April 1, 1994, re:
                      $40,000,000 Secured Credit Facility between American
                      Exploration Company and New York Life Insurance Company
                      (Form 10-Q, March 31, 1994, Exhibit 10(b)).

*10(p)      -         Stockholder and Registration Rights Agreements, dated as
                      of August 1994, between American Exploration Company and the parties identified on the signature pages thereto
                      (Form S-1, as amended, October 28, 1996, Registration No.
                      333-13017, Exhibit 10(ee)).

*10(q)      -         Stockholder and Registration Rights Agreements, dated as
                      of November 1994, between American Exploration Company and the parties identified on the signature pages thereto
                      (Form S-1, as amended, October 28, 1996, Registration No.
                      333-13017, Exhibit 10(ff)).

*10(r)      -         Amended and Restated Credit Agreement, dated as of
                      December 21, 1994, among American Exploration Company, the banks listed herein and Morgan Guaranty Trust Company of New York, as agent, and Bank of Montreal, as co-agent
                      (Form 10-K, December 31, 1994, Exhibit 10(pp)), as supplemented by Amendment No. 1 to Amended and Restated
                      Credit Agreement, dated as of February 16, 1995 (Form 10-
                      K, December 31, 1994, Exhibit 10(qq)), as supplemented by
                      Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 2, 1995, (Form 10-K, dated December 31,
                      1995, Exhibit 10(bb)), as supplemented by Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 19, 1996, (Form 10-K, dated December 31, 1995,
                      Exhibit 10(ff)), as supplemented by Amendment No. 4 to
                      Amended and Restated Credit Agreement, dated as of June
                      5, 1996, (Form 10-Q, dated June 30, 1996, Exhibit 10(a)),
                      as supplemented by Amendment No. 5 to Amended and Restated Credit Agreement, dated as of September 26,
                      1996, (Form 8-K, dated September 18, 1996, Exhibit
                      10(d)), as supplemented by Amendment No. 6 to Amended and Restated Credit Agreement, dated as of October 15, 1996
                      (Form 10-Q, September 30, 1996, Exhibit 10(a)).

*10(s)      -         American Exploration Stock Compensation Plan, effective
                      June 13, 1995 (Proxy Statement, May 10, 1995, Appendix
                      A).

*10(t)      -         Purchase and Sale Agreement, dated June 12, 1995, by and
                      among American Exploration Company and the partnerships identified on the signature pages hereof, collectively as Sellers, and Louis Dreyfus Natural Gas Corp., as
                      Purchaser (Form 10-Q, June 30, 1995, Exhibit 10(a)).

*10(u)      -         Employment Agreement between American Exploration Company
                      and Mark Andrews, effective November 30, 1995 (Form 10-K,
                      December 31, 1995, Exhibit 10(dd)).

*10(v)      -         Severance Agreements between American Exploration Company
                      and the executive officers of American Exploration
                      Company, effective November 30, 1995 (Form 10-K, December
                      31, 1995, Exhibit 10(ee)).

*10(w)      -         Agreement dated as of February 15, 1996 by and among
                      American Exploration Company, American Exploration
                      Production Company, NYLIFE Inc., and NYLIFE Securities
                      Inc. (Form S-1, as amended, October 28, 1996,
                      Registration No. 333-13017, Exhibit 10(dd)).

*10(x)      -         Purchase and Sale Agreement, dated March 15, 1996, by and
                      among American Exploration Company and Dominion
                      Resources, Inc., collectively as buyers, and a private company, as Seller (Form 8-K, March 15, 1996, Exhibit
                      10(a)).

*10(y)      -         Purchase and Sale Agreement, dated September 27, 1996,
                      between American Exploration Company, as Purchaser, and
                      Zilkha Energy Company, as Seller (Form 8-K, September 18,
                      1996, Exhibit 10(a)).

*10(z)      -         Letter Agreement, dated as of October 10, 1996 between
                      American Exploration Company and the parties identified on the signature pages thereto (Form S-1, as amended, October 28, 1996, Registration No. 333-13017, Exhibit
                      10(gg)).

*10(aa)     -         Purchase and Sale Agreement, dated December 16, 1996, by
                      and among American Exploration Company, NYLIFE Resources
                      Inc., New York Life Insurance Company and New York Life
                      Insurance and Annuity Corporation (Form 8-K, December 20,
                      1996, Exhibit 10(a)).

 10(bb)     -         Amendment No. 7 to Amended and Restated Credit Agreement,
                      dated as of October 15, 1996.

 10(cc)     -         Amendment No. 8 to Amended and Restated Credit Agreement,
                      dated as of March 13, 1997.

 10(dd)     -         Incentive Bonus Plan (1997).

 10(ee)     -         Amendment to the American Exploration Company Stock
                      Compensation Plan (Effective as of November 1, 1996).

 10(ff)     -         Amendment to the 1994 American Exploration Company Stock
                      Compensation Plan (Effective as of November 1, 1996).

 21         -         Subsidiaries of American Exploration Company.

 23         -         Consent of Independent Public Accountants.

 27         -         Financial Data Schedule.


______________________


*   Incorporated herein by reference.

Note: Copies of Exhibits may be obtained for 30 cents per page, prepaid, by writing to the Investor Relations Department.