Form 10-Q
period 1997-03-31
AMERICAN EXPLORATION CO
filed 1997-04-28
CIK 715428

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                     TO
                         -----------    -----------


                         COMMISSION FILE NUMBER 0-11871

                          AMERICAN EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                               74-2086890
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


    1331 LAMAR, SUITE 900
       HOUSTON, TEXAS                                                 77010
(Address of Principal Executive Offices)                            (Zip Code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (713) 756-6000



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                                ---     ---

         ON APRIL 18, 1997, THERE WERE OUTSTANDING 15,695,008 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.


================================================================================

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1997

                                  (Unaudited)

                                                                                                         Page
                                                                                                         Number
                                                                                                         ------
PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1997 and
                 December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

              Condensed Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .          2

              Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .          3

              Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . .          4

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6


PART II.   OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .          9



SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                               March 31,           December 31,
                                                                                1997                  1996
                                                                           ---------------      --------------
                                                                             (Unaudited)
                                         ASSETS
Current assets:
   Cash and temporary cash investments  . . . . . . . . . . . . . . .      $    10,244            $     8,358
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .           12,901                 18,449
   Receivable from partnerships . . . . . . . . . . . . . . . . . . .              909                  -
   Assets held for sale . . . . . . . . . . . . . . . . . . . . . . .            4,832                  -
   Other current assets . . . . . . . . . . . . . . . . . . . . . . .            1,032                  1,335
                                                                           -----------            -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .           29,918                 28,142
                                                                           -----------            -----------

Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting . .          352,130                356,626
   Other property and equipment . . . . . . . . . . . . . . . . . . .           13,623                 13,420
                                                                           -----------            -----------
                                                                               365,753                370,046
   Less:   Accumulated depreciation, depletion and amortization . . .          149,677                159,507
                                                                           -----------            -----------
      Property, plant and equipment, net  . . . . . . . . . . . . . .          216,076                210,539
                                                                           -----------            -----------

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,914                  1,947
                                                                           -----------            -----------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . .      $   247,908            $   240,628
                                                                           ===========            ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      $    22,638            $    21,647
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .           20,452                 25,049
   Payable to partnerships  . . . . . . . . . . . . . . . . . . . . .          -                          608
                                                                           -----------            -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . .           43,090                 47,304
                                                                           -----------            -----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           70,000                 60,000
                                                                           -----------            -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .            3,578                  2,945
                                                                           -----------            -----------

Stockholders' equity:
   Convertible preferred stock, $1.00 par value; 4,000 shares
      issued and outstanding (1997 and 1996)  . . . . . . . . . . . .                4                      4
   Common stock, $.05 par value; 15,695,008 shares
      issued and outstanding (1997); 15,694,430 shares issued and
      outstanding (1996)  . . . . . . . . . . . . . . . . . . . . . .              785                    785
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          322,631                322,598
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . .         (192,138)              (192,948)
   Unearned compensation  . . . . . . . . . . . . . . . . . . . . . .              (42)                   (60)
                                                                           -----------            -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .          131,240                130,379
                                                                           -----------            -----------
          Total liabilities and stockholders' equity  . . . . . . . .      $   247,908            $   240,628
                                                                           ===========            ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                  ------------------------------
                                                                                     1997              1996
                                                                                  ------------      ------------
REVENUES:
   Oil and gas sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     25,017      $     15,913
   Gain (loss) on sales of oil and gas properties . . . . . . . . . . . . . .             (540)              656
   Other revenues (costs), net  . . . . . . . . . . . . . . . . . . . . . . .              260                (4)
                                                                                  ------------      ------------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,737            16,565
                                                                                  ------------      ------------

COSTS AND EXPENSES:
   Production and operating . . . . . . . . . . . . . . . . . . . . . . . . .            6,494             6,094
   Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .            9,734             6,450
   General and administrative . . . . . . . . . . . . . . . . . . . . . . . .            2,167             1,841
   Exploration, including impairments . . . . . . . . . . . . . . . . . . . .            3,990             1,588
                                                                                  ------------      ------------
      Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . .           22,385            15,973
                                                                                  ------------      ------------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,352               592
                                                                                  ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (957)             (789)
   Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (135)              (18)
                                                                                  ------------      ------------
      Total other expense . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,092)             (807)
                                                                                  ------------      ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,260              (215)

Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .             (450)             (450)
                                                                                  ------------      ------------

NET INCOME (LOSS) TO COMMON STOCK . . . . . . . . . . . . . . . . . . . . . .     $        810      $       (665)
                                                                                  ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
   Primary and fully diluted  . . . . . . . . . . . . . . . . . . . . . . . .     $       0.05      $      (0.06)
                                                                                  ============      ============

NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted  . . . . . . . . . . . . . . . . . . . . . . . .           15,695            11,812
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

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                  ------------------------------
                                                                                     1997              1996
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      1,260      $       (215)
   Adjustments to arrive at net cash provided by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .            9,734             6,450
      (Gain) loss on sales of oil and gas properties  . . . . . . . . . . . .              540              (656)
      Exploration expense, including impairments  . . . . . . . . . . . . . .            3,990             1,404
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               73               152
   Changes in operating working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            4,170               153
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .             (103)               68
      Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .              147            (5,770)
   Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              146              (512)
                                                                                  ------------      ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .           19,957             1,074
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties  . . . . . . . . . . . . . . . . . .           (5,145)          (14,521)
   Development and exploration expenditures . . . . . . . . . . . . . . . . .          (21,797)           (4,861)
   Proceeds from (settlements of) sales of oil and gas properties, net  . . .              (92)            1,135
   Other investing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (210)              (59)
                                                                                  ------------      ------------

      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . .          (27,244)          (18,306)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .           21,000            17,000
   Bank debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,000)           (1,000)
   Preferred stock dividends  . . . . . . . . . . . . . . . . . . . . . . . .             (450)             (450)
   Other financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (377)              (53)
                                                                                  ------------      ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .            9,173            15,497
                                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS  . . . . . . .            1,886            (1,735)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD  . . . . . . . . .            8,358             7,496
                                                                                  ------------      ------------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD  . . . . . . . . . . . .     $     10,244      $      5,761
                                                                                  ============      ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by American Exploration Company ("American" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the prior year financial statements have been reclassified to conform with current classifications.


(2)   ASSETS HELD FOR SALE

   In April 1997, the Company closed the sale of over 50 minor properties. During the first quarter of 1997, the Company's results of operations included an aggregate net loss of approximately $250,000 related to the operation of these properties. In addition, the Company recognized a first quarter net loss on property sales of approximately $500,000, which is subject to adjustment. The estimated net realizable value of $4.8 million for these properties was reported as assets held for sale on the accompanying balance sheet as of March 31, 1997.


(3)   CASH FLOW INFORMATION

   Net cash provided by operating activities included cash payments for interest totaling $550,000 and $233,000, net of capitalized interest of $577,000 and $379,000, for the first three months of 1997 and 1996, respectively. No income taxes were paid by the Company in the first three months of 1997 or 1996.


(4)   SUBSEQUENT EVENTS

EAST CAMERON BLOCK 328

   On April 1, 1997, a blowout and fire occurred during the drilling of a horizontal development well at East Cameron Block 328 located in federal waters offshore Louisiana. As of April 18, 1997, the fire had been extinguished, and the well had ceased to flow but had not yet been capped. As of such date, the Company was attempting to cap the well from the platform. A relief well was spudded but has been suspended pending efforts to cap the well. No personnel were injured in the accident, and no pollution has been detected except for minor, naturally dissipating oil sheens caused by water washing down the platform as the fire was extinguished.

   The upper structure of the platform, which was owned by the Company, was severely damaged and may have been destroyed. In addition, the drilling rig operated by a third party contractor and various other subcontractors' equipment were damaged or destroyed. The Company is still assessing the extent of damage to the platform, the existing production wells and third party equipment. The Company carries various types of insurance relating to the blowout; however, the Company cannot estimate the full extent of damages at this time and is not in a position to determine whether all insurance coverages will be sufficient.

   During the first quarter of 1997, the Company had successfully drilled two development wells and completed a previously drilled subsea well. While the drilling was in progress, an existing well on the platform was shut in for most of the first quarter. Accordingly, first quarter 1997 results included approximately 300 BOE per day of production from East Cameron Block 328; however, prior to the blowout and fire, the existing well and the three new wells were producing at a combined rate of approximately 1,900 BOE per day. All of these wells are now shut in, and the commencement of production will probably be delayed for the remainder of the year.

LIQUIDATION OF NYLOG PROGRAMS

   As previously reported, the Company and a subsidiary (together, the "American Parties") and NYLIFE Inc. ("NYLIFE") entered into an agreement, dated February 1, 1996 (the "Indemnity Agreement"), relating to certain litigation arising out of certain limited partnerships for which the Company's subsidiary and an affiliate of NYLIFE serve as managing general partners (the "NYLOG Programs"). In particular, the Indemnity Agreement addressed settlement and indemnities with respect to that litigation and other matters bearing on the dissolution and liquidation of the NYLOG Programs. On April 1, 1997, the American Parties and NYLIFE entered into an amendment of the Indemnity Agreement pursuant to which NYLIFE agreed to pay the Company $2.5 million upon the liquidation of the NYLOG Programs in consideration of certain remaining contingent liabilities of the NYLOG Programs being borne (i) up to an aggregate amount of $2.5 million by the American Parties, (ii) in excess of $2.5 million through $4 million by NYLIFE, (iii) in excess of $4 million through $8 million by the American Parties and (iv) thereafter equally by NYLIFE and the American Parties. The managing general partners agreed to assume responsibility for contingencies related to the NYLOG Programs in order to facilitate the final liquidation of the partnerships, which is expected to be completed in the second quarter of 1997. Although no assurance can be given regarding the ultimate outcome of the matters underlying such contingencies, the Company anticipates that the costs, if any, to resolve these matters will not have a material adverse effect upon the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth certain operating information of the Company for the periods presented in the accompanying financial statements.

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                 -------------------------------
                                                                                    1997               1996
                                                                                 ------------       ------------
Average Sales Price (a):
------------------------
   Gas ($/Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       2.56       $       1.86
   Oil ($/Bbl)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18.59              16.58
   BOE ($/BOE)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16.17              13.16

Production Data:
----------------
   Gas (MMcf) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,892              4,600
   Oil (MBbls)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               398                442
   MBOE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,547              1,209

Average Cost Data ($/BOE):
--------------------------
   Production and operating costs . . . . . . . . . . . . . . . . . . . . .      $       4.20       $       5.04
   General and administrative expense . . . . . . . . . . . . . . . . . . .              1.40               1.52
   Depreciation, depletion and amortization . . . . . . . . . . . . . . . .              6.29               5.33

------------

(a)  Prices reflect impact of hedging gains and losses.

REVENUES

   Oil and gas sales totaled $25 million for the first quarter of 1997 or 57% above first quarter 1996 sales of $15.9 million. A 23% increase in the Company's average price realization for oil and gas sales and a 50% increase in gas production added approximately $5.6 million and approximately $4.2 million, respectively, to first quarter 1997 sales, as compared to the same period of 1996. The Company's average gas price climbed 38% to $2.56 per Mcf for the first quarter of 1997 from $1.86 per Mcf for the comparable 1996 period. American's realized oil price averaged $18.59 per barrel and $16.58 per barrel for the first quarter of 1997 and 1996, respectively.

   During the first quarter of 1997, the Company had in effect numerous commodity price hedging arrangements that covered approximately 44% of American's gas production and approximately 77% of its oil production. As a result of the price hedges, the Company's oil and gas sales were reduced by approximately $3.3 million during the first quarter of 1997. Excluding the effect of the hedging loss, the Company's average oil and gas prices for the 1997 period would have been $21.27 per barrel and $2.88 per Mcf, respectively. During the first quarter of 1996, hedging losses totaled $1.4 million. Average prices for the 1996 first quarter would have been $17.96 per barrel and $2.04 per Mcf exclusive of the hedging results.

   Gas production totaled 6.9 Bcf for the 1997 quarter, or 76.6 MMcf per day. The increase from the first quarter 1996 average daily production rate of 50.5 MMcf primarily reflected additional production averaging 20.5 MMcf per day from the offshore properties acquired in March 1996 and September 1996 (the "Offshore Properties") and subsequent development activities on those properties. American's 1997 production rate also reflected the impact of new wells drilled in 1996 at the Bradshaw Field, High Island Block 13-L, Yoakum Gorge and High Island 98-L, which together added average daily production of
9.8 MMcf. These production increases were partially offset by the impact of property sales completed in December 1996 in connection with the liquidation of the NYLOG Programs.

   Oil production totaled 398 MBOE, or 4,422 BOE per day, for the first quarter of 1997, declining 9% from the average daily rate of 4,857 BOE for the same quarter of 1996. The decline was mainly attributable to the impact of 1996 property sales and production declines on other fields. These factors were partially offset by the impact of additional oil production from the Offshore Properties, particularly at South Marsh Island Block 133. The net decrease in oil production negatively impacted oil and gas sales by approximately $700,000.

COSTS AND EXPENSES

   Production and operating costs totaled $6.5 million and $6.1 million for the first quarter of 1997 and 1996, respectively. The Company's average operating cost per unit declined to $4.20 per BOE in the 1997 quarter from $5.04 per BOE in the comparable period of 1996. The reduction in unit costs primarily reflected the impact of the Offshore Properties, which generally have higher production rates and lower operating costs per unit of production than the Company's onshore properties. In addition, operating efficiencies have been achieved through the 1996 property sales by which numerous low margin properties were divested.

   Depreciation, depletion and amortization ("DD&A") expense increased to $9.7 million for the first quarter of 1997, compared to $6.5 million for the same quarter of 1996. Higher DD&A expense was due to increased production volumes and the impact of higher depletion rates for the Offshore Properties, which rates include a provision for platform abandonment costs.

   General and administrative ("G&A") expense totaled $2.2 million for the first quarter of 1997 compared to first quarter 1996 expense of $1.8 million. The increase in G&A expense primarily reflected the loss of management fees related to various partnerships for which the Company had served as general partner. However, due to higher production volumes, G&A expense per unit averaged $1.40 per BOE for the 1997 quarter, representing an 8% improvement over the comparable period of 1996.

   Exploration expense totaled $4 million and $1.6 million for the first three months of 1997 and 1996, respectively. The Company recorded $1.9 million of dry hole costs in the first quarter of 1997 primarily related to an unsuccessful offshore well. In the first quarter of 1996, dry hole costs totaled $1 million for three unsuccessful wells including one offshore well. Exploration expense for 1997 also included $1.1 million of impairment expense primarily related to an offshore property.

NET INCOME (LOSS)

   The Company reported net income of $810,000, or $.05 per share, for the first quarter of 1997, compared to a net loss of $665,000, or $.06 per share, for the first quarter of 1996. The Company's operating margin in 1997 was greatly improved by higher oil and gas price realizations coupled with continued reductions in operating and overhead costs. This increased operating margin more than offset the impact of higher DD&A and exploration expenses in 1997. The Company's results for the first quarter of 1997 do not reflect any impact from the blowout and fire that occurred at an offshore location on April 1, 1997, which is discussed in more detail below under "Capital Resources and Liquidity" and in Note 4 to the Consolidated Financial Statements. The Company does not anticipate any material adverse impact on its results of operations due to the accident.

CAPITAL RESOURCES AND LIQUIDITY

   The Company's principal sources of capital are net cash provided by operating activities and proceeds from financing activities. The Company's primary uses of capital are to fund its development and exploration programs and acquisition activity. The Company also has financial obligations related to its preferred stock and subordinated notes.

   Net cash provided by operating activities totaled approximately $20 million during the first quarter of 1997 compared to $1.1 million during the same period of 1996. Cash flow for the first quarter of 1997 reflected increased production and improved operating margins due to increased oil and gas prices early in the year and lower operating and overhead costs per unit. Net cash provided by operating activities was increased in the 1997 quarter by the effect of a $4.2 million positive working capital adjustment due to the collection of accounts receivable. In contrast, net cash provided by operating activities for the same period of 1996 was reduced by a $5.8 million negative working capital adjustment due to the timing of cash payments. Excluding the impact of working capital adjustments, the Company's cash flow from operations for the first quarter of 1997 was about two times the amount reported in the first quarter of 1996.

   As of March 31, 1997, outstanding bank debt totaled $35 million. The semi-annual redetermination of the Company's borrowing base under its bank credit facility was recently completed, and effective May 1, 1997, the borrowing base will be set at $86 million, compared to $75 million at year-end 1996.

   During the first quarter of 1997, cash expenditures for the acquisition of oil and gas properties totaled $5.1 million, compared to $14.5 million for the same period of 1996. The 1997 cash flow statement includes $3.3 million paid in January for acreage in the Cotton Valley Reef Trend in East Texas that was acquired in a December 1996 transaction. Other acquisition expenditures in 1997 mainly related to the purchase of additional leasehold interests in South Texas, most notably in the Yoakum Gorge area. Acquisition expenditures during the first quarter of 1996 included the $14 million purchase of five proved offshore blocks in the Gulf of Mexico.

   Development and exploration expenditures for the first three months of 1997 and 1996 totaled $21.8 million and $4.9 million, respectively. During the first quarter of 1997, cash expenditures for development activities totaled approximately $12.1 million. During that period, the Company drilled 10 (6.6 net) development wells, of which 90% were successfully completed. The Company's development activities were primarily focused at East Cameron Block 328 in the Gulf of Mexico where three wells were successful. As more fully discussed in Note 4 to the Consolidated Financial Statements, a blowout and fire during the drilling of a fourth well at East Cameron damaged the production facility and delayed the commencement of production from these wells. In South Texas, American also completed two wells in the AWP Field and participated in two successful wells at the Charline Field.

   Cash expenditures for exploration totaled approximately $9.7 million for the first quarter of 1997. Exploratory activities during the quarter were concentrated in the Gulf of Mexico and in the Yoakum Gorge area of South Texas. The Company completed two successful onshore exploratory wells in the first quarter of 1997 but drilled one dry hole at Vermilion Block 348 in the Gulf of Mexico. The Company plans an active exploration program for the rest of 1997; however, there can be no assurances regarding the success of any wells drilled, and exploratory wells involve greater risks than development wells. Under successful efforts accounting, the costs incurred for the drilling of unsuccessful exploratory wells are recorded as exploration expense which negatively impacts net income in the period in which incurred.

   The Company expects its 1997 capital expenditures for development and exploration activities to total approximately $80 million depending on various factors, including the level of exploration success and subsequent development activity. Of this amount, approximately $21 million of costs were incurred during the first quarter of 1997. The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and, to the extent necessary, borrowings under the Credit Agreement. However, if there are changes in oil and gas prices, which correspondingly affect cash flows and the borrowing base under the Credit Agreement, or if additional development and exploration opportunities arise, American has the discretion and ability to adjust its capital budget accordingly. Other potential sources of capital for the Company include property sales and financings through the placement of notes or the sale of equity. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they are due.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         10(a) Agreement dated as of April 1, 1997 by and among American
               Exploration Company, American Exploration Production Company and NYLIFE Inc.

         27    Financial Data Schedule.

   (b)   Reports on Form 8-K.

         The Company did not file any Reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN EXPLORATION COMPANY





Date:   April 23, 1997                      By:   /s/ MARK ANDREWS
                                                  -----------------------------
                                                  Mark Andrews
                                                  Chairman of the Board
                                                  and Chief Executive Officer





Date:   April 23, 1997                      By:   /s/ JOHN M. HOGAN
                                                  -----------------------------
                                                  John M. Hogan
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Also Principal Accounting
                                                  Officer)

                               INDEX TO EXHIBITS


         10(a) Agreement dated as of April 1, 1997 by and among American
               Exploration Company, American Exploration Production Company and NYLIFE Inc.


         27    Financial Data Schedule