Form 10-Q
period 1997-06-30
AMERICAN EXPLORATION CO
filed 1997-08-12
CIK 715428

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1997


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


         ON JULY 31, 1997, THERE WERE OUTSTANDING 15,698,870 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.05 PER SHARE.


================================================================================

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1997

                                  (Unaudited)

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1997 and
                 December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

              Condensed Consolidated Statements of Operations for the Three Months
                 Ended June 30, 1997 and 1996 and the Six Months Ended
                 June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

              Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .          3

              Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . .          4

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6


PART II.   OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .         11

   Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .         11


SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12




This Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including drilling of wells, reserve estimates, future production of oil and gas, future cash flows and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                              June 30,             December 31,
                                                                                1997                  1996
                                                                           ---------------        --------------
                                                                             (Unaudited)
                                         ASSETS

Current assets:
   Cash and temporary cash investments  . . . . . . . . . . . . . . .      $         1,173        $        8,358
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .               14,349                18,449
   Reimbursable costs for recovery from well blowout  . . . . . . . .               22,272                 -
   Other current assets . . . . . . . . . . . . . . . . . . . . . . .                1,202                 1,335
                                                                           ---------------        --------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .               38,996                28,142
                                                                           ---------------        --------------

Property, plant and equipment:
   Oil and gas properties, based on successful efforts accounting . .              367,896               356,626
   Other property and equipment . . . . . . . . . . . . . . . . . . .               13,755                13,420
                                                                           ---------------        --------------
                                                                                   381,651               370,046
   Less:   Accumulated depreciation, depletion and amortization . . .              151,643               159,507
                                                                           ---------------        --------------
      Property, plant and equipment, net  . . . . . . . . . . . . . .              230,008               210,539
                                                                           ---------------        --------------

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,340                 1,947
                                                                           ---------------        --------------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . .      $       270,344        $      240,628
                                                                           ===============        ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      $        17,153        $       21,647
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .               20,753                25,657
   Reserve for uninsured loss on well blowout . . . . . . . . . . . .                2,445                 -
                                                                           ---------------        --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . .               40,351                47,304
                                                                           ---------------        --------------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .               96,000                60,000
                                                                           ---------------        --------------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                6,135                 2,945
                                                                           ---------------        --------------

Stockholders' equity:
   Convertible preferred stock, $1.00 par value; 4,000 shares
      issued and outstanding (1997 and 1996)  . . . . . . . . . . . .                    4                     4
   Common stock, $.05 par value; 15,698,870 shares
      issued and outstanding (1997); 15,694,430 shares issued and
      outstanding (1996)  . . . . . . . . . . . . . . . . . . . . . .                  785                   785
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .              322,683               322,598
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . .             (195,591)             (192,948)
   Unearned compensation  . . . . . . . . . . . . . . . . . . . . . .                  (23)                  (60)
                                                                           ---------------        --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .              127,858               130,379
                                                                           ---------------        --------------

          Total liabilities and stockholders' equity  . . . . . . . .      $       270,344        $      240,628
                                                                           ===============        ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                 For the Three Months       For the Six Months
                                                                    Ended June 30,            Ended June 30,
                                                                ----------------------    ----------------------
                                                                  1997         1996         1997         1996
                                                                ---------    ---------    ---------    ---------
REVENUES:
   Oil and gas sales  . . . . . . . . . . . . . . . . . .       $  19,469    $  17,260    $  44,486    $  33,173
   Other revenues, net  . . . . . . . . . . . . . . . . .             405           31          125          683
                                                                ---------    ---------    ---------    ---------
      Total revenues  . . . . . . . . . . . . . . . . . .          19,874       17,291       44,611       33,856
                                                                ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Production and operating . . . . . . . . . . . . . . .           5,403        6,294       11,897       12,388
   Depreciation, depletion and amortization . . . . . . .           7,395        7,023       17,129       13,473
   General and administrative . . . . . . . . . . . . . .           1,873        1,766        4,040        3,607
   Exploration, including impairments . . . . . . . . . .           4,203        5,563        8,193        7,151
   Provision for uninsured loss on well blowout . . . . .           2,770         -           2,770         -
                                                                ---------    ---------    ---------    ---------
      Total costs and expenses  . . . . . . . . . . . . .          21,644       20,646       44,029       36,619
                                                                ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . .          (1,770)      (3,355)         582       (2,763)
                                                                ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
   Interest expense . . . . . . . . . . . . . . . . . . .          (1,197)      (1,029)      (2,154)      (1,818)
   Other income (expense), net  . . . . . . . . . . . . .             (36)          72         (171)          54
                                                                ---------    ---------    ---------    ---------
      Total other expense . . . . . . . . . . . . . . . .          (1,233)        (957)      (2,325)      (1,764)
                                                                ---------    ---------    ---------    ---------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . .          (3,003)      (4,312)      (1,743)      (4,527)

Preferred stock dividends . . . . . . . . . . . . . . . .            (450)        (450)        (900)        (900)
                                                                ---------    ---------    ---------    ---------

NET LOSS TO COMMON STOCK  . . . . . . . . . . . . . . . .       $  (3,453)   $  (4,762)   $  (2,643)   $  (5,427)
                                                                =========    =========    =========    =========

NET LOSS PER COMMON SHARE:
   Primary and fully diluted  . . . . . . . . . . . . . .       $   (0.22)   $   (0.40)   $   (0.17)   $   (0.46)
                                                                =========    =========    =========    =========

NUMBER OF COMMON AND EQUIVALENT SHARES:
   Primary and fully diluted  . . . . . . . . . . . . . .          15,696       11,811       15,695       11,812
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

                 AMERICAN EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                  ------------------------------
                                                                                     1997              1996
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (1,743)     $     (4,527)
   Adjustments to arrive at net cash provided by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .           17,129            13,473
      (Gain) loss on sales of oil and gas properties  . . . . . . . . . . . .              142              (656)
      Exploration expense, including impairments  . . . . . . . . . . . . . .            8,193             7,198
      Provision for uninsured loss on well blowout  . . . . . . . . . . . . .            2,445              -
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              148               249
   Changes in operating working capital:
      Accounts receivable and other current assets  . . . . . . . . . . . . .            4,294               (24)
      Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .           (9,483)           (3,416)
   Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,097              (368)
                                                                                  ------------      ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .           24,222            11,929
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of oil and gas properties  . . . . . . . . . . . . . . . . . .          (11,230)          (16,728)
   Development and exploration expenditures . . . . . . . . . . . . . . . . .          (41,321)          (17,510)
   Expenditures for recovery from well blowout  . . . . . . . . . . . . . . .          (18,079)            -
   Proceeds from sales of oil and gas properties, net . . . . . . . . . . . .            4,681             1,168
   Other investing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (342)             (283)
                                                                                  ------------      ------------

      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . .          (66,291)          (33,353)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,000            23,000
   Bank debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,000)           (3,000)
   Preferred stock dividends  . . . . . . . . . . . . . . . . . . . . . . . .             (900)             (900)
   Other financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (216)              (87)
                                                                                  ------------      ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .           34,884            19,013
                                                                                  ------------      ------------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .           (7,185)           (2,411)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD  . . . . . . . . .            8,358             7,496
                                                                                  ------------      ------------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD  . . . . . . . . . . . .     $      1,173      $      5,085
                                                                                  ============      ============


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


(2)   MERGER AGREEMENT

   On June 24, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Louis Dreyfus Natural Gas Corp. ("LDNG") that provides for the acquisition of the Company by LDNG (the "Merger"). Under the terms of the Merger Agreement, holders of the Company's common stock will receive 0.72 shares of LDNG common stock and $3.00 cash for each share of the Company's common stock. Based on the number of outstanding shares of American's common stock on the date of the Merger Agreement, an aggregate of approximately 11.3 million shares of LDNG common stock would be issued and approximately $47.1 million would be paid in the Merger for total consideration of approximately $250 million (based on the closing price of LDNG common stock on the same date). Holders of American's convertible preferred stock will receive LDNG preferred shares.

   The Merger is subject to the approval of the stockholders of LDNG and American. Louis Dreyfus Natural Gas Holdings Corp., which owns approximately 72% of the common stock of LDNG, has agreed to vote in favor of the Merger; therefore, approval of the Merger by the stockholders of LDNG is assured. LDNG and American expect to mail a joint proxy statement/prospectus to the stockholders of both companies during the third quarter of 1997. Upon the effective date of the Merger, which is expected to occur late in the third quarter of 1997, American will cease to exist as an independent company.


(3)   EAST CAMERON BLOCK 328

   On April 1, 1997, a blowout and fire occurred during the drilling of a horizontal development well at East Cameron Block 328 located in federal waters offshore Louisiana. No personnel were injured in the accident. The upper structure of the platform, which was owned by the Company, was severely damaged. In addition, the drilling rig operated by a third party contractor and various other subcontractors' equipment were damaged or destroyed.

   During the second quarter of 1997, the Company successfully capped the well and secured the four remaining wells on the platform. The production deck was removed and dismantled, and certain production equipment has been salvaged.
The Company is proceeding to rebuild the production deck and expects to restore production from the platform early in the second quarter of 1998.

   The Company carries various types of insurance relating to the blowout and estimates that total costs to control the blowout and return to production will aggregate approximately $40 million. During the second quarter of 1997, the Company recorded a provision of approximately $2.8 million to reserve for losses that may result from certain costs that may not be recoverable through insurance, including a $325,000 deductible amount. At this stage of the Company's insurance claim, it is not possible to quantify what other amounts, if any, will not be recoverable from insurance or legally responsible third parties.
If the Company is unable to recover a significant portion of its costs from insurance or other third parties, the additional loss associated with the blowout could be substantial and could have a material adverse effect on the Company's financial condition and results of operations.

   As of June 30, 1997, costs incurred for the recovery effort at East Cameron Block 328 totaled approximately $22.3 million, which amount was recorded as a current asset on the accompanying condensed consolidated balance sheet based on the expectation that such costs will be collected through insurance within one year. During July 1997, the Company received approximately $11.7 million from its insurance companies as a partial reimbursement of certain East Cameron costs incurred through May 1997. See also Note 4.

   The Minerals Management Service ("MMS"), which has jurisdiction over operations in federal waters, is required by regulation to investigate this type of incident and to make a public report. To date, the MMS has not issued any report regarding the blowout.


(4)   DEBT

   As of June 30, 1997, outstanding bank debt totaled $61 million. The Company borrowed a net amount of $26 million under its bank credit facility during the second quarter of 1997 primarily to provide interim funding for the costs of the recovery from the blowout at East Cameron Block 328, as discussed in Note
3.  The Company's borrowing base is currently set at $86 million.


(5)   LIQUIDATION OF NYLOG PROGRAMS

   During May 1997, the Company completed the liquidation of certain limited partnerships for which subsidiaries of the Company and of New York Life Insurance Company ("New York Life") had served as managing general partners (the "NYLOG Programs"). Under the terms of an indemnity agreement between the Company and another subsidiary of New York Life, the Company received from that subsidiary a cash payment of $2.5 million upon the liquidation of the NYLOG Programs. Such payment was made in consideration of certain remaining contingent liabilities of the NYLOG Programs being borne by the managing general partners under the terms specified in the indemnity agreement, as previously reported. Although no assurance can be given regarding the ultimate outcome of the matters underlying such contingencies, the Company anticipates that the costs, if any, to resolve these matters will not have a material adverse effect upon the financial condition of the Company. The $2.5 million receipt was recorded as a deferred credit and was included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 1997.


(6)   DERIVATIVES

   The Company periodically enters into commodity price swap agreements, collar transactions and floor transactions that have been designated as hedge transactions in order to reduce the Company's exposure to market price risk related to the sale of oil and gas production. The oil and gas price references upon which these transactions are based reflect various market indices that provide a high degree of correlation with actual commodity prices realized by the Company. Accordingly, these transactions are accounted for using the hedge accounting method. Gains or losses on these transactions are reported as a component of oil and gas sales in the period during which the related production occurs. The cost to purchase put options in connection with floor transactions is recognized ratably over the term of the agreement as a reduction of oil and gas revenues. The Company typically enters into hedging agreements with a contract term of one year or less. In the event of a loss of correlation between changes in the oil and gas price references under the hedge contract and the actual price realizations for the related oil and gas production, a gain or loss would be recognized in the current period to the extent that the hedge contract had not offset changes in actual oil and gas prices.

(7)   CASH FLOW INFORMATION

   Net cash provided by operating activities included cash payments for interest totaling $2.1 million and $1.8 million, net of capitalized interest of $1.2 million and $720,000, for the first six months of 1997 and 1996, respectively. The Company paid state income taxes of $103,000 during the first half of 1997. No income taxes were paid by the Company in the first six months of 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

   On June 24, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Louis Dreyfus Natural Gas Corp. ("LDNG") that provides for the acquisition of the Company by LDNG (the "Merger"). Under the terms of the Merger Agreement, holders of the Company's common stock will receive 0.72 shares of LDNG common stock and $3.00 cash for each share of the Company's common stock. Based on the number of outstanding shares of American's common stock on the date of the Merger Agreement, an aggregate of approximately 11.3 million shares of LDNG common stock would be issued and approximately $47.1 million would be paid in the Merger for total consideration of approximately $250 million (based on the closing price of LDNG common stock on the same date). Holders of American's convertible preferred stock will receive LDNG preferred shares.

   The Merger is subject to the approval of the stockholders of LDNG and American. Louis Dreyfus Natural Gas Holdings Corp., which owns approximately 72% of the common stock of LDNG, has agreed to vote in favor of the Merger; therefore, approval of the Merger by the stockholders of LDNG is assured. LDNG and American expect to mail a joint proxy statement/prospectus to the stockholders of both companies during the third quarter of 1997. Upon the effective date of the Merger, which is expected to occur late in the third quarter of 1997, American will cease to exist as an independent company.

RESULTS OF OPERATIONS

   The following table sets forth certain operating information of the Company for the periods presented in the accompanying financial statements.

                                                                 For the Three Months       For the Six Months
                                                                     Ended June 30,           Ended June 30,
                                                                ----------------------    ----------------------
                                                                  1997         1996         1997         1996
                                                                ---------    ---------    ---------    ---------
Average Sales Price (a):
   Gas ($/Mcf)  . . . . . . . . . . . . . . . . . . . . .       $    1.99    $    1.87    $    2.28    $    1.87
   Oil ($/Bbl)  . . . . . . . . . . . . . . . . . . . . .           18.62        16.83        18.60        16.70
   BOE ($/BOE)  . . . . . . . . . . . . . . . . . . . . .           13.70        13.11        14.99        13.13

Production Data:
   Gas (MMcf) . . . . . . . . . . . . . . . . . . . . . .           6,250        5,230       13,142        9,830
   Oil (MBbls)  . . . . . . . . . . . . . . . . . . . . .             379          445          777          887
   MBOE . . . . . . . . . . . . . . . . . . . . . . . . .           1,421        1,317        2,967        2,526

Average Cost Data ($/BOE):
   Production and operating costs . . . . . . . . . . . .       $    3.80    $    4.78    $    4.01    $    4.90
   General and administrative expense . . . . . . . . . .            1.32         1.34         1.36         1.43
   Depreciation, depletion and amortization . . . . . . .            5.20         5.33         5.77         5.33

---------------
(a) Prices reflect impact of hedging gains and losses.

REVENUES

   The Company recorded oil and gas sales of $19.5 million for the second quarter of 1997 compared to $17.3 million for the second quarter of 1996. For the first six months of the year, oil and gas sales totaled $44.5 million and $33.2 million in 1997 and 1996, respectively. Higher sales for both periods reflected significant increases in commodity prices during 1997 and increased gas production volumes relative to the 1996 periods.

   The Company's 1997 revenues were favorably impacted by approximately $1.4 million for the second quarter and by approximately $6.9 million for the first six months due to higher oil and gas prices as compared to the respective periods of 1996. The Company realized natural gas prices averaging $1.99 per Mcf and $2.28 per Mcf for the second quarter and year-to-date period of 1997, respectively, compared to $1.87 per Mcf for both periods of 1996. The Company's average oil price remained stable at $18.62 per Bbl for the second quarter of 1997 and $18.60 per Bbl for the first six months of 1997. For the comparable periods of 1996, American's oil prices averaged $16.83 per Bbl and $16.70 per Bbl, respectively.

   During the second quarter of 1997, the Company had in effect certain commodity price hedging arrangements covering approximately 50% of American's gas production and approximately 72% of its oil production. The Company's oil and gas sales were not significantly affected by hedging activity during the second quarter of 1997. Sales were reduced by $2.4 million for the same period of 1996. Excluding the impact of the hedges for the second quarter of 1996, American's average oil price would have been $19.72 per Bbl and the average gas price would have been $2.07 per Mcf.

   For the first half of 1997, hedging agreements covered approximately 75% and 47% of the Company's oil and gas production, respectively, resulting in a revenue reduction of $3.1 million. American's year-to-date 1997 oil and gas prices would have averaged $19.75 per Bbl and $2.46 per Mcf exclusive of hedging. For the comparable period of 1996, the Company recorded a net hedging loss of $3.8 million. Excluding the hedging loss, the Company's average gas price for the first half of 1996 would have been $2.06 per Mcf while the average oil price would have been $18.84 per Bbl.

   Gas production volumes increased 20% to approximately 6.3 Bcf for the second quarter of 1997 compared to the same quarter of 1996, which favorably impacted sales by $1.9 million. Similarly, gas production totaling approximately 13.1 Bcf for the first half of 1997 was 34% higher than 1996 production for the same period, resulting in a revenue increase of $6.2 million. The favorable gas volume variance for both periods was mainly attributable to the additional production of about 13 MMcf per day from High Island Block 116, which was acquired by American in September 1996. For the first six months of 1997, higher volumes relative to the prior year were also attributable to gas production from certain offshore properties that were acquired in March 1996 and enhanced production resulting from compression and pipeline improvements at the Bradshaw Field.

   Oil production totaled approximately 379 MBOE and 777 MBOE for the second quarter and first six months of 1997, respectively. Production declines for the second quarter of 1997, as compared to the same period of 1996, reflected the divestiture of the Company's interests in numerous oil producing properties during the fourth quarter of 1996 in connection with the NYLOG liquidation as well as the sale of certain properties in April 1997. For the year-to-date period, the impact of the divestitures was partially mitigated by additional production from certain offshore properties acquired during March 1996. The decrease in oil production caused a reduction in the Company's revenues of $1.1 million for the quarter and $1.8 million for the first six months of 1997, as compared to 1996.

COSTS AND EXPENSES

   Production and operating costs totaled $5.4 million and $11.9 million for the second quarter and first six months of 1997, compared to $6.3 million and $12.4 million for the same periods of the prior year. The decrease in second quarter 1997 operating expense primarily reflected the third-party reimbursement of $437,000 for certain litigation costs that had been borne by the Company in a prior period and the divestitures of low margin properties during late 1996 and early 1997. The Company's average operating cost per unit was favorably impacted by the divestitures and by the increased offshore property base, which properties generally have lower operating costs per unit of production than the Company's onshore properties.

   Depreciation, depletion and amortization ("DD&A") expense totaled $7.4 million for the second quarter of 1997 and $7 million for the same period of 1996. The decline in the Company's average DD&A rate to $5.20 per BOE for the second quarter was attributable to an adjustment of estimated abandonment costs and to lower production from certain offshore properties which have higher DD&A rates. For the six-month period, DD&A expense totaled $17.1 million, or $5.77 per BOE, in 1997, compared to $13.5 million, or $5.33 per BOE, in 1996. Higher year-to-date 1997 DD&A expense was attributable to the production increase over the same period of 1996 while the higher depletion rate reflected the additional offshore properties in the 1997 property base. Depletion rates for offshore properties are typically higher than rates for onshore properties since they include a provision for platform abandonment costs.

   General and administrative ("G&A") expense totaled $1.9 million and $1.8 million for the second quarter of 1997 and 1996, respectively. For the year-to-date period, G&A expense increased to $4 million in 1997 from $3.6 million for the comparable period of 1996 due to the reduction of management fees received from partnerships that were managed by the Company.

   Exploration expense of $4.2 million for the second quarter of 1997 included $1.3 million related to dry holes (primarily one well on the Yoward prospect in South Texas), $1.2 million related to seismic data acquisition and $1 million of impairments mainly related to unproved offshore properties. For the first six months of 1997, exploration expense totaling $8.2 million reflected an additional $1.9 million of dry hole costs mainly related to an offshore well drilled during the first quarter. The Company had also recorded $1.1 million of impairment expense during the first quarter of 1997. Exploration expense recorded in the 1996 periods was primarily attributable to dry hole costs for seven unsuccessful exploratory wells, five of which were drilled during the second quarter.

   As discussed in Note 3 to the condensed consolidated financial statements, a blowout and fire occurred at East Cameron Block 328 in April 1997. The Company carries various types of insurance relating to the blowout and estimates that total costs to control the blowout and return to production will aggregate approximately $40 million. During the second quarter of 1997, the Company recorded a provision of approximately $2.8 million to reserve for losses that may result from certain costs that may not be recoverable through insurance, including a $325,000 deductible amount. At this stage of the Company's insurance claim, it is not possible to quantify what other amounts, if any, will not be recoverable from insurance or legally responsible third parties.
If the Company is unable to recover a significant portion of its costs from insurance or other third parties, the additional loss associated with the blowout could be substantial and could have a material adverse effect on the Company's results of operations.

   Interest expense totaled $1.2 million for the second quarter of 1997 and $2.2 million for the first six months of 1997, which represented increases of 16% and 18%, respectively, over the comparable periods of 1996. The Company's average outstanding bank debt was higher throughout the first half of 1997 than in the comparable months of 1996, but was particularly high during the second quarter of 1997. Net bank borrowings of $26 million during the second quarter of 1997 were incurred mainly to provide interim funding for the costs of the recovery from the blowout and fire at East Cameron Block 328. (For a further discussion of the impact of the East Cameron accident on the Company's financial condition, refer to "Liquidity and Capital Resources" below.)

NET LOSS

   The Company reported a net loss of $3.5 million, or $0.22 per share, for the second quarter of 1997 compared to a net loss of $4.8 million, or $0.40 per share, for the second quarter of 1996. The net loss for the first half of 1997 was $2.6 million, or $0.17 per share, while a net loss of $5.4 million, or $0.46 per share, was recorded for the same period of 1996. The net losses in the 1997 periods primarily resulted from the recording of the provision for uninsured losses related to the East Cameron blowout and dry hole costs for unsuccessful exploratory wells. Excluding the impact of the East Cameron loss recorded in 1997 and dry hole costs recorded in both years, improved operating results during 1997 primarily reflected higher oil and gas price realizations and continued reductions in operating costs per unit.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which will be effective at year-end 1997. The new statement simplifies the calculation of earnings per share that had been prescribed by existing accounting standards. Had the new standard been applied to the Company's results for the periods ended June 30, 1997 and 1996, earnings per share would have been unchanged from the amounts presented in this report.

CAPITAL RESOURCES AND LIQUIDITY

   The Company's principal sources of capital are net cash provided by operating activities and proceeds from financing activities. The Company's primary uses of capital are to fund its development and exploration programs and acquisition activity. The Company also has financial obligations related to its preferred stock and subordinated notes. The terms of the Merger Agreement provide for certain covenants regarding the conduct of the Company's business from the date of that agreement (June 24, 1997) until the effective date of the Merger. In particular, the Company's financing activities are generally restricted to borrowings under its existing bank credit facility (the "Credit Agreement"), and its capital expenditures are limited to those projects that had previously been identified in the Company's 1997 capital budget. American has agreed to consult with LDNG before making any capital expenditure exceeding $1 million for any project not previously identified.

   Net cash provided by operating activities totaled $24.2 million for the first half of 1997 compared to $11.9 million for the same period of 1996. The improvement in the Company's cash flow from operations for the first half of 1997 was generally attributable to higher production and prices in 1997. In addition, operating cash flow was favorably impacted by the receipt in May 1997 of a $2.5 million payment in connection with the liquidation of the NYLOG Programs, as more fully described in Note 5 to the condensed consolidated financial statements.

   As of June 30, 1997, outstanding bank debt totaled $61 million. The Company borrowed a net amount of $26 million under the Credit Agreement during the second quarter of 1997 primarily to provide interim funding for the costs of the recovery from the blowout at East Cameron Block 328. Costs incurred for the recovery totaled approximately $22.3 million as of the end of the second quarter. The Company estimates that total costs to control the blowout and return to production will aggregate approximately $40 million and anticipates that interim funding for the East Cameron costs will continue to be provided by borrowings under the Credit Agreement. During July 1997, the Company received approximately $11.7 million from its insurance companies as a partial reimbursement of certain East Cameron costs incurred through May 1997 and applied these funds to reduce outstanding bank debt. The Company expects that such reimbursements of expenditures will continue to be received periodically until the completion of the East Cameron project, which is anticipated to occur early in the second quarter of 1998. Therefore, the Company believes that sufficient funds for the project will be available under its $86 million bank borrowing base.

   During the second quarter of 1997, the Company recorded a provision of approximately $2.8 million to reserve for losses that may result from certain costs that may not be recoverable through insurance, including a $325,000 deductible amount. At this stage of the Company's insurance claim, it is not possible to quantify what other amounts, if any, will not be recoverable from insurance or legally responsible third parties. If the Company is unable to recover a significant portion of its costs from insurance or other third parties, the additional loss associated with the blowout could be substantial and could have a material adverse effect on the Company's financial condition.

   The Company has historically operated with a working capital deficit mainly due to timing differences between payments to vendors and receipts from joint owners and partners. As of June 30, 1997, the Company's ratio of current assets to current liabilities was 0.97:1. Current assets were increased by the recording of the expenditures for the East Cameron recovery as a short-term receivable based on the expectation that such amounts will be collected through insurance within one year. As discussed above, the East Cameron expenditures have generally been funded by bank borrowings which, based on the terms of the Credit Agreement, were classified as long-term debt on the second quarter 1997 balance sheet. Had these borrowings been considered as short-term debt (based on management's expectation that such debt will be repaid as insurance proceeds are collected), the Company's current ratio would have been 0.62:1.

   During the first half of 1997, cash expenditures for the acquisition of oil and gas properties totaled $11.2 million. In April 1997, the Company purchased over 20,000 acres in the Texas State Waters of the Gulf of Mexico for cash consideration of $5.6 million. The 1997 cash flow statement also included a $3.3 million payment for certain acreage in the Cotton Valley Reef Trend in East Texas that was acquired in a December 1996 transaction. Other acquisition expenditures in 1997 mainly related to the purchase of additional leasehold interests in South Texas, most notably in the

Yoakum Gorge area. Acquisition expenditures of $16.7 million for the first half of 1996 included the $14 million purchase of offshore interests in the Gulf of Mexico.

   Development and exploration expenditures for the first half of 1997 totaled $41.3 million of which $23.7 million related to development activities. During the second quarter of 1997, the Company completed the installation of production facilities for the two late-1996 discoveries at Brazos Blocks 478 and 479. The wells were placed on production in early July and were producing during that month at an average rate of approximately 7 MMcf per day, net to the Company's interest. At the Midway Field, the Company recompleted eight wells by drilling horizontal extensions from the existing wells. The new wells have added oil production of over 400 barrels per day net to American. Other development activity during the second quarter was focused in South Texas, particularly at the Company's Pilgreen prospect. During the first quarter, the Company's development expenditures mainly related to the drilling of three wells at East Cameron Block 328 that were successfully completed prior to the April blowout during the drilling of the fourth well.

   Cash expenditures for exploration totaled $17.6 million for the first half of 1997. The Company's exploration activities centered on its South Texas prospects. Drilling also began at the Bear Grass Field in the Cotton Valley area, with results expected late in the third quarter. For the first half of 1997, American has successfully completed four of ten exploratory wells. The Company plans to continue an active exploration program for the remainder of 1997; however, there can be no assurances regarding the success of any wells drilled.

   The Company's 1997 capital budget for development and exploration activities totaled approximately $80 million. Of this amount, approximately $47 million of costs were incurred during the first half of 1997. The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations and, to the extent necessary, borrowings under the Credit Agreement. Management believes that the Company will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they are due.

                                    PART II


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Meeting of Stockholders held on May 21, 1997, the stockholders elected all of the nominees for directors set forth in the Company's proxy.

                                         Affirmative            Votes
                                           Votes               Withheld
                                        --------------        ------------

Mark Andrews                                14,169,374              31,993
Harry W. Colmery, Jr.                       14,168,137              33,230
Irvin K. Culpepper, Jr.                     14,168,365              33,002
Walter J. P. Curley                         14,169,090              32,277
Robert M. Danos                             14,169,386              31,981
Phillip Frost, M.D.                         14,169,318              32,049
Peter G. Gerry                              14,169,378              31,989
H. Phipps Hoffstot, III                     14,169,365              32,002
John H. Moore                               14,167,503              33,864
Peter P. Nitze                              14,169,378              31,989

   The Company's stockholders also approved the appointment of Arthur Andersen LLP as American's independent public accountants for 1997. This proposal received 14,175,857 affirmative votes, 17,282 negative votes and 8,228 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         10(a) Amendment No. 9 to Amended and Restated Credit Agreement, dated as of May 1, 1997.

         27 Financial Data Schedule

   (b)   Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated June 24, 1997, reporting the signing of an agreement to merge the Company and Louis Dreyfus Natural Gas Corp.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      AMERICAN EXPLORATION COMPANY





Date:   August 12, 1997                               By:   /s/ MARK ANDREWS
                                                            --------------------------------------
                                                            Mark Andrews
                                                            Chairman of the Board
                                                            and Chief Executive Officer





Date:   August 12, 1997                               By:   /s/ JOHN M. HOGAN
                                                            --------------------------------------
                                                            John M. Hogan
                                                            Senior Vice President
                                                            and Chief Financial Officer
                                                            (Also Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10(a)       - Amendment No. 9 to Amended and Restated Credit Agreement

  27          - Financial Data Schedule
